Form 10-Q
period 2018-07-31
DOMO, INC.
filed 2018-09-13
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to .
Commission File Number 001-38553.

DOMO, INC.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3687433 (I.R.S. Employer Identification Number)
772 East Utah Valley Drive
American Fork, UT 84003
(Address of principal executive office, including zip code)

(801) 899-1000
(Registrant's telephone number, including area code)
__________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2018, there were approximately 3,263,659 shares of the registrant's Class A common stock and 23,073,611 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$61,972	$238,802
Accounts receivable, net of allowances of $2,919 and $1,810 as of January 31, 2018 and July 31, 2018, respectively	35,484	27,266
Contract acquisition costs	9,661	6,982
Prepaid expenses and other current assets	6,144	8,662
Total current assets	113,261	281,712
Property and equipment, net	14,952	13,830
Contract acquisition costs, noncurrent	11,521	16,089
Intangible assets, net	3,026	2,986
Goodwill	9,478	9,478
Other assets	3,117	1,674
Total assets	$155,355	$325,769
Liabilities, convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$12,121	$8,409
Accrued expenses and other current liabilities	49,428	45,852
Deferred revenue	66,712	70,693
Total current liabilities	128,261	124,954
Deferred revenue, noncurrent	4,244	3,429
Other liabilities, noncurrent	5,324	5,785
Long-term debt	46,332	97,103
Total liabilities	184,161	231,271
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value per share; 15,328 and no shares authorized as of January 31, 2018 and July 31, 2018, respectively; 14,099 and no shares issued and outstanding as of January 31, 2018 and July 31, 2018, respectively	693,158	—
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value per share; no and 10,000 shares authorized as of January 31, 2018 and July 31, 2018, respectively; no shares issued and outstanding as of January 31, 2018 and July 31, 2018	—	—
Class A common stock, $0.001 par value per share; 3,700 shares authorized as of January 31, 2018 and July 31, 2018; no and 3,264 shares issued and outstanding as of January 31, 2018 and July 31, 2018, respectively	—	3
Class B common stock, $0.001 par value per share; 21,200 and 500,000 shares authorized as of January 31, 2018 and July 31, 2018, respectively; 1,639 and 23,074 shares issued and outstanding as of January 31, 2018 and July 31, 2018, respectively	2	23
Additional paid-in capital	35,301	943,722
Accumulated other comprehensive income	506	414
Accumulated deficit	(757,773)	(849,664)
Total stockholders' (deficit) equity	(721,964)	94,498
Total liabilities and stockholders' (deficit) equity	$155,355	$325,769
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Revenue:
Subscription	$21,052	$28,166	$40,155	$54,829
Professional services and other	4,851	6,101	9,994	11,383
Total revenue	25,903	34,267	50,149	66,212
Cost of revenue:
Subscription	7,570	8,265	14,506	16,321
Professional services and other	3,083	4,253	5,885	7,763
Total cost of revenue	10,653	12,518	20,391	24,084
Gross profit	15,250	21,749	29,758	42,128
Operating expenses:
Sales and marketing	31,413	34,002	66,930	73,658
Research and development	20,191	20,919	39,894	39,983
General and administrative	7,288	10,207	14,533	14,851
Total operating expenses	58,892	65,128	121,357	128,492
Loss from operations	(43,642)	(43,379)	(91,599)	(86,364)
Other income (expense), net	243	(2,898)	325	(4,817)
Loss before income taxes	(43,399)	(46,277)	(91,274)	(91,181)
Provision for income taxes	94	107	197	710
Net loss	$(43,493)	$(46,384)	$(91,471)	$(91,891)
Net loss per share, basic and diluted	$(27.27)	$(4.41)	$(58.22)	$(14.94)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,595	10,509	1,571	6,151
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Net loss	$(43,493)	$(46,384)	$(91,471)	$(91,891)
Change in cumulative foreign currency translation adjustments	40	(55)	86	(92)
Comprehensive loss	$(43,453)	$(46,439)	$(91,385)	$(91,983)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(in thousands, except share amounts)
(unaudited)

					Stockholders' (Deficit) Equity
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	14,098,937	$693,158	—	$—	1,638,648	$2	$35,301	$506	$(757,773)	$(721,964)
Initial public offering, net of offering costs of $4,201	—	—	—	—	10,580,000	10	202,416	—	—	202,426
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Exercise of stock options	—	—	—	—	19,685	—	272	—	—	272
Stock-based compensation expense	—	—	—	—	—	—	12,463	—	—	12,463
Common stock warrants	—	—	—	—	—	—	126	—	—	126
Change in cumulative foreign currency translation adjustments	—	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	—	(91,891)	(91,891)
Balance as of July 31, 2018	—	$—	3,263,659	$3	23,073,611	$23	$943,722	$414	$(849,664)	$94,498
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2017	2018
Cash flows from operating activities
Net loss	$(91,471)	$(91,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,813	4,522
Amortization of intangible assets	40	40
Amortization of contract acquisition costs	4,378	3,633
Stock-based compensation	4,777	12,259
Reversal of contingent tax-related accrual	—	(3,513)
Capitalized interest	—	993
Remeasurement of warrant liability	—	(56)
Change in operating assets and liabilities:
Accounts receivable, net	352	8,218
Contract acquisition costs	(6,813)	(5,782)
Prepaid expenses and other	171	(2,393)
Accounts payable	1,076	(1,288)
Accrued expenses and other liabilities	(1,327)	(891)
Deferred revenue	3,978	3,166
Net cash used in operating activities	(81,026)	(72,983)
Cash flows from investing activities
Purchases of property and equipment	(4,178)	(3,205)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	206,627
Payments of costs related to initial public offering	—	(3,413)
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,086	(87)
Debt proceeds, net of issuance costs	(50)	49,651
Proceeds from exercise of stock options	671	272
Repurchases of common stock	(121)	—
Principal payments on capital lease obligations	(18)	(44)
Net cash provided by financing activities	99,568	253,006
Effect of exchange rate changes on cash and cash equivalents	59	12
Net increase in cash and cash equivalents	14,423	176,830
Cash and cash equivalents at beginning of period	68,984	61,972
Cash and cash equivalents at end of period	$83,407	$238,802
Supplemental disclosures of cash flow information
Cash paid for income taxes	$242	$436
Cash paid for interest	$2	$2,723
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$—	$195
Deferred offering costs in accounts payable and accrued liabilities	$—	$86
Issuance of warrants in connection with credit facility	$—	$166
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones. The Company was originally incorporated in September 2010 under the corporate name Shacho, Inc. in Delaware and, in December 2011, the Company reincorporated in Delaware as Domo, Inc. The Company's headquarters are located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, and Canada.
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America or GAAP. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31.
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended July 31, 2017 and 2018, the condensed consolidated statement of convertible preferred stock and stockholders' (deficit) equity for the six months ended July 31, 2018 and the condensed consolidated statements of cash flows for the six months ended July 31, 2017 and 2018 and are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2018 and its results of operations and cash flows for the three and six months ended July 31, 2017 and 2018. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2019 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2018, included in the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 28, 2018, referred to as the Prospectus.
Initial Public Offering
On July 3, 2018, the Company closed its initial public offering (IPO), in which the Company issued and sold 10,580,000 shares (inclusive of the underwriters' over-allotment option to purchase 1,380,000 shares, which was exercised on June 29, 2018) of Class B common stock at $21.00 per share. The Company received aggregate proceeds of $206.6 million, net of underwriters' discounts and commissions, before deducting offering costs of $4.2 million.
Immediately prior to the closing of the Company’s IPO, 14,098,937 shares of convertible preferred stock outstanding converted into 3,263,659 shares of Class A common stock and 10,835,278 shares of Class B common stock.
Upon the effectiveness of the registration statement for the Company's IPO, which was June 28, 2018, the liquidity event-related performance vesting condition associated with the Company's restricted stock units (RSUs) was deemed probable of being satisfied. As a result, the Company recognized cumulative stock-based compensation related to its RSUs using the accelerated attribution method of $6.6 million attributable to service prior to such effective date. As of July 31, 2018, the remaining unamortized stock-based compensation related to RSUs was $23.7 million, which will be recognized if the requisite service is provided over a weighted average period of 1.9 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)

Stock Split
On June 15, 2018, the Company amended its amended and restated certificate of incorporation to effect a 15-to-one reverse stock split of its common stock and convertible preferred stock. All of the share and per share information referenced throughout the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation, including the underlying estimated fair value of common stock in periods prior to the date of the Company's IPO; useful lives of fixed assets; capitalization and estimated useful life of internal-use software; valuation estimates used when evaluating impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the condensed consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the condensed consolidated statements of convertible preferred stock and stockholders’ deficit and the condensed consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and were not material for the three and six months ended July 31, 2017 and 2018. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2018 and July 31, 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount (net of allowances), do not require collateral, and do not bear interest. The Company’s payment terms generally provide that customers pay within 30 days of the invoice date.
The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)

Contract Acquisition Costs
Contract acquisition costs primarily consist of deferred sales commissions, which are considered incremental and recoverable costs of obtaining a contract with a customer. Contract acquisition costs for initial contracts are deferred and then amortized on a straight-line basis over the period of benefit, which the Company has determined to be approximately four years. The period of benefit is determined by taking into consideration contractual terms, expected customer life, changes in the Company's technology and other factors. Contract acquisition costs for renewal contracts are not commensurate with contract acquisition costs for initial contracts and are recorded as expense when incurred if the period of benefit is one year or less. If the period of benefit is greater than one year, costs are deferred and then amortized on a straight-line basis over the period of benefit. Contract acquisition costs related to professional services and other performance obligations with a period of benefit of one year or less are recorded as expense when incurred. Amortization of contract acquisition costs is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Amortization expense related to contract acquisition costs was $2.2 million and $1.9 million for the three months ended July 31, 2017 and 2018, respectively, and $4.4 million and $3.6 million for the six months ended July 31, 2017 and 2018, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
Deferred Offering Costs
The Company capitalized qualified legal, accounting and other direct costs related to the IPO. As of January 31, 2018, the balance of deferred offering costs was $1.7 million and included in other assets in the condensed consolidated balance sheets. During the three months ended July 31, 2018, the Company reclassified $4.2 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Property and Equipment
Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or over the related lease terms (if shorter). Repairs and maintenance costs are expensed as incurred.
The estimated useful lives of property and equipment are as follows:

Computer equipment and software	2-3 years
Furniture, vehicles and office equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Capitalized Internal-Use Software Costs
The Company capitalizes certain costs related to development of its platform incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Maintenance and training costs are also expensed as incurred. Capitalized costs are included in property and equipment.
Capitalized internal-use software is amortized as subscription cost of revenue on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and indefinite-lived intangible assets are not amortized, but rather tested for impairment at least annually on November 1 or more often if and when circumstances indicate that the carrying value may not be recoverable. Finite-lived intangible assets are amortized over their useful lives.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)

Goodwill is tested for impairment based on reporting units. The Company periodically reevaluates the business and has determined that it continues to operate in one segment, which is also considered the sole reporting unit. Therefore, goodwill is tested for impairment at the consolidated level.
The Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.
There was no goodwill acquired and no impairment charges for goodwill or long-lived assets recorded during the periods presented.
Revenue Recognition
The Company derives revenue primarily from subscriptions to its cloud-based platform and professional services. Revenue is recognized when control of these services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services, net of sales taxes.
For sales through channel partners, the Company considers the channel partner to be the end customer for the purposes of revenue recognition as the Company's contractual relationships with channel partners do not depend on the sale of the Company's services to their customers and payment from the channel partner is not contingent on receiving payment from their customers. The Company's contractual relationships with channel partners do not allow returns, rebates, or price concessions.
The price of subscriptions is generally fixed at contract inception and therefore, the Company's contracts do not contain a significant amount of variable consideration.
Revenue recognition is determined through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied
Subscription Revenue
Subscription revenue primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services. The Company's subscription agreements generally have annual contractual terms and a smaller percentage have multi-year contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company's contracts are generally non-cancelable.
Professional Services and Other Revenue
Professional services revenue consists of implementation services sold with new subscriptions as well as professional services sold separately. Other revenue includes training and education. Professional services arrangements are billed in

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)

advance, and revenue from these arrangements is recognized as the services are provided, generally based on hours incurred. Training and education revenue is also recognized as the services are provided.
Contracts with Multiple Performance Obligations
Most of the Company's contracts with new customers contain multiple performance obligations, generally consisting of subscriptions and professional services. For these contracts, individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are determined based on historical standalone selling prices, taking into consideration overall pricing objectives, market conditions and other factors, including contract value, customer demographics and the number and types of users within the contract.
Deferred Revenue
The Company's contracts are typically billed annually in advance. Deferred revenue includes amounts collected or billed in excess of revenue recognized. Deferred revenue is recognized as revenue as the related performance obligations are satisfied. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as a current liability and the remaining portion is recorded as a noncurrent liability.
Cost of Revenue
Cost of subscription revenue consists primarily of third-party hosting services and data center capacity; employee-related costs directly associated with cloud infrastructure and customer support personnel, including salaries, benefits, bonuses and stock-based compensation; amortization expense associated with capitalized software development costs; depreciation expense associated with computer equipment and software; certain fees paid to various third parties for the use of their technology and services; and allocated overhead. Allocated overhead includes items such as information technology infrastructure, rent, and employee benefit costs.
Cost of professional services and other revenue consists primarily of employee-related costs associated with these services, including stock-based compensation; third-party consultant fees related to implementations; and allocated overhead.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $6.1 million and $3.1 million for the three months ended July 31, 2017 and 2018, respectively, and $11.7 million and $10.4 million for the six months ended July 31, 2017 and 2018, respectively.
Research and Development
Research and development expenses consist primarily of employee-related costs for the design and development of the Company's platform, contractor costs to supplement staff levels, third-party web services, consulting services, and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred.
Stock-Based Compensation
The Company records stock-based compensation based on the grant date fair value of the awards, which include stock options and restricted stock units, and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, the Company recognizes expense using the accelerated attribution method. The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model.
Stock-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan (ESPP) is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)

The determination of the grant date fair value of stock-based awards is affected by the estimated fair value of the Company's common stock as well as other assumptions and judgments, which are estimated as follows:

•
Fair Value Per Share of Common Stock. Because there was no public market for the Company's common stock prior to the IPO, the board of directors determined the common stock fair value at the time of the grant of stock options by considering numerous objective and subjective factors, including contemporaneous valuations of the Company’s common stock, actual operating and financial performance, market conditions, and performance of comparable publicly traded companies, business developments, the likelihood of achieving a liquidity event, and transactions involving preferred and common stock, among other factors. Subsequent to the IPO, the Company determines the fair value of common stock as of each grant date using the market closing price of the Company's Class B common stock on the date of grant.

•
Expected Term. The expected term is determined using the simplified method, which is calculated as the midpoint of the option’s contractual term and vesting period. The Company uses this method due to limited stock option exercise history. For the ESPP, the Company uses the period from the beginning of the offering period to the end of each purchase period.

•
Expected Volatility. Since a public market for the Company's common stock did not exist prior to the IPO and, therefore, the Company does not have sufficient trading history of its common stock, expected volatility is estimated based on the volatility of similar publicly held companies over a period equivalent to the expected term of the awards.

•	Risk-free Interest Rate. The risk-free interest rate is determined using U.S. Treasury rates with a similar term as the expected term of the option.

•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Income Taxes
The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under this method, the Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to affect taxable income.
Valuation allowances are provided when it is more-likely-than-not that some or all of the deferred income tax assets may not be realized. In assessing the need for a valuation allowance, the Company has considered its historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of its deferred tax assets, the Company has a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. Realization of its deferred tax assets is dependent primarily upon future U.S. taxable income.
Tax positions are recognized in the condensed consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes.
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)

The Company maintains its cash and cash equivalents in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in these instruments and believes it is not exposed to any significant risk with respect to cash and cash equivalents.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2017 and 2018 or more than 10% of accounts receivable as of January 31, 2018 and July 31, 2018.
The Company is primarily dependent upon third parties in order to meet the uptime and performance requirements of its customers. Any disruption of or interference with the Company's use of these third parties would impact operations.
Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result net losses were not allocated to these participating securities.
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased by common shares that could be issued upon conversion or exercise of other outstanding securities to the extent those additional common shares would be dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net loss per share by application of the treasury stock method. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are anti-dilutive.
Recently Adopted Accounting Pronouncements
ASU No. 2014-09
In May 2014, the Financial Accounting Standards Board or FASB issued Accounting Standards Update or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 also added Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Topic 606 and Subtopic 340-40 are collectively referred to herein as the "new standard."
The Company elected to early adopt the requirements of the new standard as of February 1, 2017 with an initial application date of February 1, 2016, utilizing the full retrospective method of transition. The primary impact of adopting the new standard is the deferral of incremental costs of obtaining subscription contracts. Prior to adopting the new standard, deferral of commissions was not required and the Company's policy was to expense commission costs as incurred. Under the new standard, all incremental costs to obtain the contract are deferred if the period of benefit is greater than one year. These costs are amortized on a straight-line basis over the period of benefit, the determination of which is discussed in the contract acquisition costs policy above.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this standard as of February

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)

1, 2020, assuming it remains an emerging growth company. The Company is currently evaluating the impact to its condensed consolidated financial statements and related disclosures, but expects assets and liabilities related to leases to increase as a result of adopting this standard.
3. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Financial instruments recorded at fair value in the financial statements are categorized as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•
Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3: Unobservable inputs reflecting management's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2018 and July 31, 2018 by level within the fair value hierarchy (in thousands):

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,210	$—	$—	$15,210
Financial liability:
Series D-2 convertible preferred stock warrants	$—	$—	$229	$229

	July 31, 2018
	Level 1	Level 2	Level 3	Total
	(unaudited)
Cash equivalents:
Money market funds	$200,092	$—	$—	$200,092
There were no realized or unrealized losses or other-than-temporary impairments for money market funds as of January 31, 2018 and July 31, 2018.
Level 3 instruments consist of a Series D-2 convertible preferred stock warrant liability (see Note 9) and a Class B common stock warrant liability (see Note 11) (warrant liabilities). These warrant liabilities were estimated using assumptions related to the remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the warrant liabilities are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement, and are recognized in other income (expense), net in the condensed consolidated statements of operations.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Fair Value Measurements (Continued)

The changes in the fair value of the Series D-2 convertible preferred stock and Class B common stock warrant liabilities were as follows (in thousands):

Balance as of January 31, 2018	$229
Decrease in fair value of convertible preferred stock warrants	(16)
Write-off of convertible preferred stock warrant liability due to conversion to warrants on Class B common stock	(213)
Issuance of Class B common stock warrants	166
Decrease in fair value of Class B common stock warrants	(40)
Reclassification to additional paid-in capital of Class B common stock warrant liability due to resolution of contingency	(126)
Balance as of July 31, 2018	$—
The Class B common stock warrant liability was recorded at fair value upon issuance in April 2018 and remeasured on the date the contingency was resolved, which was the effective date of the Company's IPO. The remaining liability balance was then reclassified to additional paid-in capital within stockholders' equity.
At each reporting date or immediately prior to an event that changes the classification of the related warrants from liability to equity, the warrant liabilities are remeasured to fair value using the Black-Scholes option-pricing model. The assumptions used as of January 31, 2018 and during the six months ended July 31, 2018 were as follows:

	January 31,	July 31,
	2018	2018
Expected stock price volatility	45%	42% - 44%
Expected term	2.6 years	2.6 - 3.0 years
Risk-free interest rate	2.72%	2.54% - 2.60%
Expected dividend yield	—	—
During the three and six months ended July 31, 2017 and 2018, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2018	2018
Computer equipment and software	$16,201	$16,489
Capitalized internal-use software development costs	11,823	14,755
Leasehold improvements	3,558	3,630
Furniture, vehicles and office equipment	2,430	2,538
	34,012	37,412
Less accumulated depreciation and amortization	(19,060)	(23,582)
	$14,952	$13,830
Depreciation and amortization expense related to property and equipment was $2.0 million and $2.3 million for the three months ended July 31, 2017 and 2018, respectively, and $3.8 million and $4.5 million for the six months ended July 31, 2017 and 2018, respectively.
The Company capitalized $0.5 million and $1.6 million in software development costs during the three months ended July 31, 2017 and 2018, respectively, and $1.2 million and $2.9 million during the six months ended July 31, 2017 and 2018, respectively. Amortization of capitalized software development costs was $0.8 million and $1.0 million for the three months ended July 31, 2017 and 2018, respectively, and $1.4 million and $1.9 million for the six months ended July 31, 2017 and 2018, respectively.
5. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2018	2018
Intellectual property excluding patents	$2,289	$2,289
Patents	950	950
	3,239	3,239
Less accumulated amortization	(213)	(253)
	$3,026	$2,986
Amortization expense related to intangible assets was $20,000 and $20,000 for the three months ended July 31, 2017 and 2018, respectively, and $40,000 and $40,000 for the six months ended July 31, 2017 and 2018, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 11 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2018	2018
Accrued payroll taxes	$13,925	$11,198
Accrued expenses	11,677	14,602
Accrued bonus	7,200	5,413
Accrued benefits	6,005	6,333
Accrued commissions	6,120	4,893
Sales and other taxes payable	966	1,236
Other accrued liabilities	3,535	2,177
	$49,428	$45,852
7. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2018 were as follows (in thousands):

Balance as of January 31, 2018		$70,956
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(34,049)
Professional services and other	(3,461)
Total		(37,510)
Increase due to billings excluding amounts recognized as revenue during the period		40,676
Balance as of July 31, 2018		$74,122
Transaction Price Allocated to Remaining Performance Obligations
As of July 31, 2018, approximately $146.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $55.0 million of this amount during the year ending January 31, 2019, with an additional $52.8 million being recognized during the year ending January 31, 2020, and the balance recognized thereafter. As of July 31, 2018, approximately $10.6 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $5.1 million of which is expected to be recognized during the year ending January 31, 2019, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
United States	$21,564	$26,364	$41,802	$51,483
Outside the United States	4,339	7,903	8,347	14,729
Total	$25,903	$34,267	$50,149	$66,212
Percentage of revenue by geographic area:
United States	83%	77%	83%	78%
Outside the United States	17%	23%	17%	22%
Other than the United States, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2017 and 2018. As of July 31, 2018, substantially all of the Company’s property and equipment was located in the United States.
9. Line of Credit and Credit Facility
Line of Credit
In July 2016, the Company entered into a two-year secured line of credit that allowed for borrowings up to $20.0 million to fund working capital and general corporate purposes with interest payable on the borrowed amounts at a floating rate equal to the prime rate plus 0.75%. The line of credit was secured by the assets of the Company, excluding intellectual property. The Company was required to pay an annual commitment fee of $50,000 and a fee of 0.25% per annum (payable quarterly) on the unused portion of the facility. Origination fees were amortized over the term of the facility as interest expense. Any amounts outstanding under this facility were originally scheduled to be due and payable on July 18, 2018; however, in November 2017 the line of credit was canceled in conjunction with the Company entering into a new credit facility with a different lender. This credit facility is described in further detail below.
The Company did not make any draws on the line of credit during the term of the agreement.
Credit Facility
In December 2017, the Company entered into an $80.0 million credit facility and drew $50.0 million at closing, which matures on January 1, 2021. The Company had until April 30, 2018 to request an additional term loan of up to $30.0 million under the credit facility. In April 2018, the Company entered into an amendment to this credit facility pursuant to which the Company was able to incur an additional $20.0 million in term loan borrowings, for a total availability of $100.0 million under the amended facility. The Company drew the remaining $50.0 million during April 2018, which matures on May 1, 2021. The credit facility is secured by substantially all of the Company's assets.
Each term loan under the credit facility requires interest-only payments until such term loan matures on the first business day of the 37th full month after the date of the credit advance. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.9% as of July 31, 2018. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. There were no amounts capitalized during the three and six months ended July 31, 2017, and $0.3 million and $0.7 million of interest was capitalized during the three and six months ended July 31, 2018, respectively.
The original credit facility also required a closing fee of $3.6 million to be paid in full on January 1, 2021. The amendment increased the closing fee payable by the Company from $3.6 million to $4.5 million, 50% of which will be paid on January 1, 2021

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Line of Credit and Credit Facility (Continued)

and the remaining 50% on May 1, 2021. Due to the long-term nature of the $4.5 million closing fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The present value was determined using the effective interest rate of each $50.0 million term loan. The closing fee liability will be accreted to its full value over the term of the respective term loan, with such accretion recorded as interest expense in other income (expense), net in the condensed consolidated statements of operations. As of January 31, 2018, the Company had incurred other upfront issuance fees of $1.2 million, with an additional $0.2 million incurred during the six months ended July 31, 2018, which were also recorded as debt issuance costs. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the condensed consolidated balance sheets and are being amortized as interest expense in other income (expense), net in the condensed consolidated statements of operations over the term of the respective term loan using the effective interest rate method.
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. The April 2018 amendment revised the financial covenant regarding the ratio of the Company’s outstanding indebtedness to its annualized recurring revenue. Under the amended facility, the minimum ratio is 1.0 on January 31, 2018 and April 30, 2018; 0.95 on July 31, 2018 and October 31, 2018; 0.90 on January 31, 2019 and April 30, 2019; 0.85 on July 31, 2019 and October 31, 2019; and 0.80 on January 31, 2020 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2018 and July 31, 2018.
Under the amended credit facility, the Company is required to pay a $2.0 million fee upon the earlier of (1) the closing of a transaction in which the Company is acquired by a third party and (2) December 4, 2027. The obligation to pay this $2.0 million fee terminated upon the closing of the IPO.
The Company incurred interest expense of $43,000 and $3.1 million for the three months ended July 31, 2017 and 2018, respectively, and $85,000 and $4.8 million for the six months ended July 31, 2017 and 2018, respectively.
Series D-2 Convertible Preferred Stock Warrants
In connection with the $80.0 million credit facility described above, in December 2017 the Company issued fully vested warrants to purchase 28,462 shares of Series D-2 convertible preferred stock (Series D-2 warrants) with an exercise price of $126.47 per share, which warrants are exercisable at any time prior to expiration, which was to occur on the earlier of the third anniversary of an IPO or December 2027. The fair value of the Series D-2 warrants at the time of issuance was $0.3 million and was recorded as an increase to debt issuance costs and will be amortized as interest expense over the term of the credit facility using the effective interest rate method. The Series D-2 warrants to purchase convertible preferred stock were accounted for as a liability award and recorded at fair value on the initial issuance date and were adjusted to fair value at each reporting period, with the change in fair value being recorded as interest expense in other income (expense), net in the condensed consolidated statements of operations. As of January 31, 2018, the fair value of the warrants was $0.2 million and was included in other liabilities, noncurrent on the accompanying condensed consolidated balance sheets.
In connection with the April 2018 amendment to the credit facility, the warrants to purchase 28,462 shares of Series D-2 convertible preferred stock were amended to warrants to purchase 66,664 shares of Class B common stock (see Note 11 for further details). Upon execution of the amendment, the convertible preferred stock warrant liability was adjusted to fair value and the remaining balance was written off against the related debt issuance costs.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
The Company is involved in legal proceedings from time to time arising in the normal course of business. As of January 31, 2018 and July 31, 2018, there were no significant outstanding claims against the Company.
Warranties and Indemnification
The Company’s subscription services are generally warranted to perform materially in accordance with the terms of the applicable customer service order under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.
The Company has entered into service-level agreements with some of its customers defining levels of uptime reliability and performance and permitting those customers to receive credits for prepaid amounts related to unused subscription services if the Company fails to meet certain of the defined service levels. In very limited instances, the Company allows customers to early terminate their agreements if the Company repeatedly or significantly fails to meet those levels. If the Company repeatedly or significantly fails to meet contracted upon service levels, a contract may require a refund of prepaid unused subscription fees. To date, the Company has not experienced any significant failures to meet defined levels of uptime reliability and performance as set forth in its agreements and, as a result, the Company has not accrued any liabilities related to these agreements in the condensed consolidated financial statements.
Operating Leases
The Company has entered into noncancelable operating lease arrangements primarily for office space with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $1.3 million and $1.6 million for the three months ended July 31, 2017 and 2018, respectively, and $2.3 million and $3.2 million for the six months ended July 31, 2017 and 2018, respectively.
There have been no material changes in future minimum lease payments under noncancelable operating leases as disclosed in the Prospectus.
Other Purchase Commitments
The Company has also entered into certain noncancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Prospectus.
11. Stockholders' (Deficit) Equity
Convertible Preferred Stock
The Company previously issued several series of convertible preferred stock, each with such designations, rights, qualifications, limitations, and restrictions as set forth in the Company’s certificate of incorporation, as in effect prior to the IPO. Immediately prior to the completion of the IPO, as described in Note 1, all shares of convertible preferred stock then outstanding were automatically converted into 3,263,659 shares of Class A common stock and 10,835,278 shares of Class B common stock.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Stockholders' (Deficit) Equity (Continued)

Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2018 and July 31, 2018, no shares of preferred stock were issued and outstanding.
Common Stock
The Company has two classes of common stock, Class A and Class B. Each share of Class A common stock is entitled to 40 votes per share and is convertible at any time into one share of Class B common stock. Each share of Class A common stock will convert automatically into one share of Class B common stock upon any transfer, whether or not for value. Each share of Class B common stock is entitled to one vote per share. Holders of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or the Company's certificate of incorporation. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of Class A common stock and Class B common stock are entitled to receive dividends, if any, as may be declared by the Company's board of directors.
At January 31, 2018 and July 31, 2018, there were 3,700,000 shares of Class A common stock authorized. There were no shares of Class A common stock issued and outstanding at January 31, 2018 and 3,263,659 shares of Class A common stock issued and outstanding at July 31, 2018.
At January 31, 2018 and July 31, 2018, there were 21,200,000 and 500,000,000 shares of Class B common stock authorized, respectively, and 1,638,648 and 23,073,611 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the amendment to the credit facility that occurred in April 2018, the warrants to purchase 28,462 shares of Series D-2 convertible preferred stock described in Note 9 were amended to warrants to purchase 66,664 shares of Class B common stock at an exercise price equal to the lesser of (1) $45.00 per share and (2) the lowest price the Company received for equity securities in a qualifying private placement, if any, prior to the closing of the IPO. The warrants are exercisable at any time prior to expiration, which occurs on the earlier of the third anniversary of the IPO or December 2027. Due to the exercise price-related contingency that existed with these warrants, the fair value upon issuance was recorded as an increase to other liabilities, noncurrent and debt issuance costs and is being amortized over the term of the credit facility as interest expense. The liability was revalued each reporting period until the contingency was resolved and the change in fair value was recorded in other income (expense), net. The contingency was resolved on the effective date of the Company's IPO, at which time the liability was remeasured to fair value and the remaining liability balance was reclassified to additional paid-in capital within stockholders' equity.
In connection with the line of credit signed in July 2016, the Company issued a warrant to purchase 3,333 shares of Class B common stock with a strike price of $34.35 per share. The warrant expires ten years from the date of issuance.
In connection with a loan signed in November 2011 and for which the last principal payment was made in September 2015, the Company issued a warrant to purchase 3,729 shares of Class B common stock with a strike price of $4.80 per share. The warrant expires ten years from the date of issuance.
At January 31, 2018 and July 31, 2018, all warrants were outstanding and exercisable.
12. Equity Incentive Plans
In April 2011, Domo established the 2011 Equity Incentive Plan (2011 Plan), which was amended in September 2011 to provide for the issuance of stock options and other stock-based awards. In June 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan provides for the grant of incentive and nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, consultants, and members of the Company's board of directors.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Equity Incentive Plans (Continued)

A total of 5,238,423 shares of Class B common stock are reserved for issuance under the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning in 2019, equal to the lesser of: 1) 3,500,000 shares; 2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and 3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year.
In connection with the IPO, the 2011 Plan was terminated. With the establishment of the 2018 Plan, the Company no longer grants equity-based awards under the 2011 Plan and any shares that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations, under the 2011 Plan, will become available for future grant under the 2018 Plan. As of July 31, 2018, there were 5,315,812 shares available for grant under the 2018 Plan.
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Cost of revenue:
Subscription	$12	$55	$23	$70
Professional services and other	11	70	21	78
Sales and marketing	462	3,744	1,052	4,049
Research and development	595	2,993	1,117	3,476
General and administrative	1,276	3,330	2,547	4,595
Interest expense	9	(26)	17	(9)
Total	$2,365	$10,166	$4,777	$12,259
Stock Options
Stock options typically vest over a four year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $13.20 per share for the three and six months ended July 31, 2017. No stock options were granted during the three and six months ended July 31, 2018. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected stock price volatility	47%
Expected life of options	6 years
Risk-free interest rate	1.83%
Expected dividend yield	—
Fair value of common stock	$28.20

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Equity Incentive Plans (Continued)

The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2018:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at January 31, 2018	2,465,242	$21.90	6.4	$12,185
Exercised	(19,685)	13.34
Forfeited	(89,545)	30.75
Expired	(33,689)	43.05
Balance at July 31, 2018	2,322,323	$21.33	5.7	$7,321
Vested and exercisable at July 31, 2018	2,050,935	$20.31	5.4	$7,321
The aggregate intrinsic value of options exercised was $21,000 and $27,000 for the three months ended July 31, 2017 and 2018, respectively, and $2.0 million and $0.2 million for the six months ended July 31, 2017 and 2018, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of vested options as of July 31, 2018 is based on the market closing price of the Company's Class B common stock on that date.
As of July 31, 2018, there was $3.3 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan vest and settle upon the satisfaction of both a service-based condition and a liquidity event-related performance vesting condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter. Upon the effectiveness of the registration statement for the Company's IPO, which was June 28, 2018, the liquidity event-related performance vesting condition associated with the Company's RSUs was deemed probable of being satisfied. As a result, the Company recognized cumulative unrecognized stock-based compensation related to its RSUs using the accelerated attribution method of $6.6 million attributable to service prior to such effective date.
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2018	1,001,226	$23.40
Granted	428,338	22.76
Canceled	(55,439)	23.40
Outstanding as of July 31, 2018	1,374,125	$23.24
As of July 31, 2018, there was $23.7 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP and a total of 1,047,684 shares of Class B common stock were initially reserved for issuance under the ESPP. The number of shares of Class B common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning in 2019 equal to the lesser of: 1) 1,050,000 shares of Class B common stock, 2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Equity Incentive Plans (Continued)

day of the immediately preceding fiscal year, or 3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year.
The ESPP generally provides for consecutive overlapping 24-month offering periods comprised of four six-month purchase periods; provided, however, that the first purchase period in the first offering period will have a duration of approximately nine months. The offering periods are scheduled to start on the first trading day on or after April 1 and October 1 of each year. The first offering period commenced on June 29, 2018 and is scheduled to end on the first trading day on or after October 1, 2020. The ESPP permits participants to elect to purchase shares of Class B common stock through through payroll deductions of up to 15% of their eligible compensation or $25,000 per calendar year. A participant may purchase a maximum of 2,000 shares during each purchase period.
Amounts deducted and accumulated by the participant will be used to purchase shares of Class B common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class B common stock on the first trading day of each offering period or the fair market value of Class B common stock on the applicable exercise date. If the fair market value of a share of Class B common stock on the exercise date of an offering period is less than it was on the first trading day of that offering period, participants automatically will be withdrawn from that offering period following their purchase of shares on the exercise date and will be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of Class B common stock. Participation ends automatically upon termination of employment.
As of July 31, 2018, a total of 911,762 shares were issuable to employees based on contribution elections made under the ESPP and no shares had yet been purchased. As of July 31, 2018, total unrecognized stock-based compensation related to the ESPP was $5.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected stock price volatility	31% - 36%
Expected term	0.75 - 2.25 years
Risk-free interest rate	2.22% - 2.54%
Expected dividend yield	–
13. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax expense was $0.1 million and $0.1 million for the three months ended July 31, 2017 and 2018, respectively, and $0.2 million and $0.7 million for the six months ended July 31, 2017 and 2018, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.
In December 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted, which resulted in widespread changes to the U.S. tax code. One such change was establishing a flat corporate income tax rate of 21% to replace previous rates that ranged from 15% to 35%. As a result, the Company remeasured its U.S. deferred tax assets and liabilities as of January 31, 2018 to reflect the lower rate expected to apply when these temporary differences reverse.
The remeasurement resulted in a provisional reduction in deferred tax assets, which was fully offset by a corresponding change to the Company’s valuation allowance. The impact will likely be subject to ongoing technical guidance and accounting interpretation, which the Company will continue to monitor and assess. There have not been material changes to the provisional amounts recorded related to the Tax Act as of July 31, 2018.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Income Taxes (Continued)

The Tax Act contains a number of additional provisions which may impact the Company in future years. However, since the Tax Act was recently finalized and ongoing guidance and accounting interpretation is expected to continue to be released, the Company has not yet elected any changes to accounting policies and the Company’s analysis is ongoing. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Act was enacted.
14. Net Loss Per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result net losses were not allocated to these participating securities.
The following tables set forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and six months ended July 31, 2017 and 2018 (in thousands, except per share amounts):

	Three Months Ended July 31,
	2017		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(43,493)	$(5,182)	$(41,202)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,595	1,174	9,335
Net loss per share, basic and diluted	$—	$(27.27)	$(4.41)	$(4.41)

	Six Months Ended July 31,
	2017		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(91,471)	$(8,889)	$(83,002)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,571	595	5,556
Net loss per share, basic and diluted	$—	$(58.22)	$(14.94)	$(14.94)

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Net Loss Per Share (Continued)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Convertible preferred stock on an if-converted basis	14,092,749	9,041,710	13,776,317	11,528,413
Options to purchase common stock	555,279	500,943	575,658	508,340
Restricted stock units	—	106,017	—	144,499
Common stock warrants	3,031	2,925	3,048	2,946
	14,651,059	9,651,595	14,355,023	12,184,198
15. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2018 and July 31, 2018, the Company had $0.6 million and $0.1 million receivable from these customers, respectively. As of January 31, 2018 and July 31, 2018, amounts payable to these vendors were immaterial. During the three months ended July 31, 2017 and 2018 and the six months ended July 31, 2017 and 2018, the Company recognized revenue of $0.4 million, $0.5 million, $0.8 million and $0.9 million, respectively, related to these customers. During the three months ended July 31, 2017 and 2018 and the six months ended July 31, 2017 and 2018, the Company recognized expense of $0.1 million, $0.2 million, $0.3 million and $0.4 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.1 million, $0.1 million, $0.2 million and $0.3 million during the three months ended July 31, 2017 and 2018 and the six months ended July 31, 2017 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, key metrics, ability to generate cash flow and ability to achieve and maintain future profitability;

•	the anticipated trends, market opportunity, growth rates and challenges in our business and in the business intelligence software market;

•	the efficacy of our sales and marketing efforts;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to develop new product features;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure; and

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property.
Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A (Risk Factors).
In light of the significant uncertainties and risks inherent in these forward-looking statements, you should not regard these statements as a representation or warranty by us or anyone else that we will achieve our objectives and plans in any specified time frame, or at all, or as predictions of future events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then encouraging all employees to collaborate and act. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data and systems. To address these challenges, we provide a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
We offer our platform to our customers as a subscription-based service. Subscription fees are based on the number of users and the tier of package deployed. Business leaders and managers are typically the initial subscribers to our platform, deploying it for a specific use case or department. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through one-year contracts, but recently a growing percentage of new and existing customers have entered into multi-year contracts. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance. Given the higher average annual contract value (ACV) and renewal rates we experience with larger customers, we are focused on customers with over $100 million in revenue, with a particular emphasis on enterprise customers with over $1 billion in revenue.
We had total revenue of $25.9 million and $34.3 million for the three months ended July 31, 2017 and 2018, respectively, reflecting a year-over-year increase of 32%. For the six months ended July 31, 2017 and 2018, we had total revenue of $50.1 million and $66.2 million, respectively, representing year-over-year growth of 32%. For the three and six months ended July 31, 2017 and 2018, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 83% and 77% or our total revenue for the three months ended July 31, 2017 and 2018, respectively, and 83% and 78% of our total revenue for the six months ended July 31, 2017 and 2018, respectively; however, we are focused on growing our international business and will continue to invest in sales operations outside the United States.
We have incurred significant net losses since our inception, including net losses of $43.5 million and $46.4 million for the three months ended July 31, 2017 and 2018, respectively, and $91.5 million and $91.9 million for the six months ended July 31, 2017 and 2018, respectively, and had an accumulated deficit of $849.7 million at July 31, 2018. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Recent Developments
On July 3, 2018, we closed our initial public offering, or IPO, in which we issued and sold 10,580,000 shares (inclusive of the underwriters' over-allotment option to purchase 1,380,000 shares, which was exercised on June 29, 2018) of Class B common stock at $21.00 per share. We received aggregate proceeds of $206.6 million, net of underwriters' discounts and commissions, before deducting offering costs of $4.2 million.
Factors Affecting Performance
Continue to Attract New Customers
We believe that our ability to expand our customer base is an important indicator of market penetration, the growth of our business, and future business opportunities. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately.
As of July 31, 2018, we had over 1,600 customers. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
Customer Upsell and Retention
We employ a land and expand sales model, and our performance depends on our ability to retain customers and expand the number of users and use cases at existing customers over time. It currently takes multiple years for our customers to fully embrace the power of our platform. We believe that as customers deploy greater volumes and sources of data for multiple use cases, the unique features of our platform can address the needs of everyone within their organization. We are still in the early stages of expanding within many of our customers.
We have invested in platform capabilities and online support resources that allow our customers to expand the use of our platform in a self-guided manner. Our professional services, customer support and customer success functions also support our sales force by helping customers to successfully deploy our platform and implement additional use cases. In addition, we believe our partner ecosystem will become increasingly important over time. We work closely with our customers to drive increased engagement with our platform by identifying new use cases through our customer success teams, as well as in-platform, self-guided experiences. We actively engage with our customers to assess whether they are satisfied and fully realizing the benefits of our platform. While these efforts often require a substantial commitment and upfront costs, we believe our investment in product, customer support, customer success and professional services will create opportunities to expand our customer relationships over time.
Our ability to drive growth and generate incremental revenue depends heavily on our ability to retain our customers and increase their usage of our platform. With that objective in mind, we allocate our customer success and customer support resources to align with maximizing the retention and expansion of our subscription revenue.
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including shifting our sales and marketing activities towards enterprise customers, we expect that customer retention will continue to improve; however, our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to reduce our sales and marketing expense as a percentage of revenue and accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, increasing our pipeline of business, and enhancing sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. We manage our pipeline by sales representative to ensure sufficient coverage of our sales targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business. We also intend to shift marketing spending from broad based initiatives that are better suited to attracting smaller organizations towards enterprise-targeted marketing campaigns and user events that we believe will result in larger initial new customer ACV and more upsell ACV potential.
Leverage Research and Development Investments for Future Growth
We plan to continue to make investments in areas of our business to continue to expand our platform functionality. However, the amount of new investments required to achieve our plans is expected to decrease as a percentage of revenue compared to historical years.
Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large renewals.
The following table sets forth our billings for the three and six months ended July 31, 2017 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Billings (in thousands)	$26,464	$35,664	$54,127	$69,378
Components of Results of Operations
Revenue
We offer subscriptions to our cloud-based platform. We derive our revenue primarily from subscriptions and professional services. Subscription revenue consists primarily of fees to provide our customers access to our cloud-based platform, which includes online customer support resources at no additional cost. Professional service fees include implementation services, optimization services, and training.
Subscription revenue is a function of the number of customers, the number of users at each customer, and the price per user. Subscription revenue is recognized ratably over the related contractual term beginning on the date the platform is made available to the customer. Our new business subscriptions typically have a term of one to three years, and we generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.
Professional services revenue consists of implementation services sold with new subscriptions, as well as professional services sold separately, including training and education. Professional services are generally billed in advance and revenue from these arrangements is recognized as the services are performed. Our professional services engagements typically span from a few weeks to several months.
Cost of Revenue
Cost of subscription revenue consists primarily of third-party hosting services and data center capacity; salaries, benefits, bonuses and stock-based compensation, or employee-related costs, directly associated with cloud infrastructure and customer support personnel; amortization expense associated with capitalized software development costs; depreciation expense associated with computer equipment and software; certain fees paid to various third parties for the use of their technology and services; and allocated overhead. Allocated overhead includes items such as information technology infrastructure, rent, and certain employee benefit costs.
Cost of professional services and other revenue consists primarily of employee-related costs directly associated with these services, third-party consultant fees related to implementations, and allocated overhead.
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing staff and commissions. Other sales and marketing costs include digital marketing programs and promotional events to promote our brand, including Domopalooza, our annual user conference, as well as tradeshows, advertising and allocated overhead. Contract acquisition costs, including sales commissions, are deferred and then amortized on a straight-line basis over the period of benefit, which we have determined to be approximately four years for initial contracts. Contract acquisition costs related to renewal contracts and professional services are recorded as expense when incurred if the period of benefit is one year or less.
Research and Development. Research and development expenses consist primarily of employee-related costs for the design and development of our platform, contractor costs to supplement staff levels, third-party web services, consulting services, and allocated overhead. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new product features throughout our history. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform, and amortize such costs as costs of subscription revenue over the estimated life of the new feature or incremental functionality, which is generally three years.
General and Administrative. General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, recruiting and administrative personnel; professional fees for external legal, accounting, recruiting and other consulting services; and allocated overhead costs.
Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances and interest income earned on our cash and cash equivalents. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
Provision for Income Taxes. Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(in thousands)
Revenue:
Subscription	$21,052	$28,166	$40,155	$54,829
Professional services and other	4,851	6,101	9,994	11,383
Total revenue	25,903	34,267	50,149	66,212
Cost of revenue:
Subscription(1)	7,570	8,265	14,506	16,321
Professional services and other(1)	3,083	4,253	5,885	7,763
Total cost of revenue	10,653	12,518	20,391	24,084
Gross profit	15,250	21,749	29,758	42,128
Operating expenses:
Sales and marketing(1)	31,413	34,002	66,930	73,658
Research and development(1)	20,191	20,919	39,894	39,983
General and administrative(1)(2)	7,288	10,207	14,533	14,851
Total operating expenses	58,892	65,128	121,357	128,492
Loss from operations	(43,642)	(43,379)	(91,599)	(86,364)
Other income (expense), net(1)	243	(2,898)	325	(4,817)
Loss before income taxes	(43,399)	(46,277)	(91,274)	(91,181)
Provision for income taxes	94	107	197	710
Net loss	$(43,493)	$(46,384)	$(91,471)	$(91,891)
________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue:
Subscription	$12	$55	$23	$70
Professional services and other	11	70	21	78
Sales and marketing	462	3,744	1,052	4,049
Research and development	595	2,993	1,117	3,476
General and administrative	1,276	3,330	2,547	4,595
Other income (expense), net	9	(26)	17	(9)
Total	$2,365	$10,166	$4,777	$12,259

(2)
Includes amortization of intangible assets of $20,000 and $20,000 for the three months ended July 31, 2017 and 2018, respectively, and $40,000 and $40,000 for the six months ended July 31, 2017 and 2018, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Revenue:
Subscription	81%	82%	80%	83%
Professional services and other	19	18	20	17
Total revenue	100	100	100	100
Cost of revenue:
Subscription	29	24	29	24
Professional services and other	12	13	12	12
Total cost of revenue	41	37	41	36
Gross margin	59	63	59	64
Operating expenses:
Sales and marketing	121	99	133	111
Research and development	78	61	80	60
General and administrative	28	30	29	23
Total operating expenses	227	190	242	194
Loss from operations	(169)	(127)	(183)	(130)
Other income (expense), net	1	(8)	1	(8)
Loss before income taxes	(168)	(135)	(182)	(138)
Provision for income taxes	—	—	—	1
Net loss	(168)%	(135)%	(182)%	(139)%
Discussion of the Three Months Ended July 31, 2017 and 2018
Revenue

	Three Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$21,052	$28,166	$7,114	34%
Professional services and other	4,851	6,101	1,250	26
Total revenue	$25,903	$34,267	$8,364	32
Percentage of revenue:
Subscription	81%	82%
Professional services and other	19	18
Total	100%	100%
Total revenue was $34.3 million for the three months ended July 31, 2018, compared to $25.9 million for the three months ended July 31, 2017, an increase of $8.4 million, or 32%. Subscription revenue was $28.2 million, or 82% of total revenue, for the three months ended July 31, 2018, compared to $21.1 million, or 81% of total revenue, for the three months ended July 31, 2017. The increase in subscription revenue was primarily due to a $5.5 million increase from new customers and a $1.6 million increase from existing customers. Our customer count increased 19% from July 31, 2017 to July 31, 2018. We anticipate that as we continue to close new business and retain our customers that subscription revenue will continue to increase as a percent of total revenue.
Professional services and other revenue was $6.1 million, or 18% of total revenue, for the three months ended July 31, 2018, compared to $4.9 million, or 19% of total revenue, for the three months ended July 31, 2017. This increase is due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$7,570	$8,265	$695	9%
Professional services and other	3,083	4,253	1,170	38
Total cost of revenue	$10,653	$12,518	$1,865	18
Gross profit	$15,250	$21,749	$6,499	43
Gross margin:
Subscription	64%	71%
Professional services and other	36	30
Total gross margin	59	63
Cost of subscription revenue was $8.3 million for the three months ended July 31, 2018, compared to $7.6 million for the three months ended July 31, 2017, an increase of $0.7 million, or 9%. The increase in cost of subscription revenue was primarily due to an increase of $0.6 million in employee-related costs related to increased international customer support headcount.
Cost of professional services and other revenue was $4.3 million for the three months ended July 31, 2018, compared to $3.1 million for the three months ended July 31, 2017. This increase is primarily due to a higher volume of services provided and increased rates from third-party consultants related to implementation and training.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier use of third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
Since inception, we have invested in our professional services organization to help ensure that customers successfully deploy and expand usage of our platform. While we expect the cost of professional services will decline as a percentage of total revenue over the long term as our business scales and as we continue to develop our partner ecosystem, including outside partners who provide professional services currently on our behalf or directly for our small and medium-sized customers, such costs could fluctuate from period to period depending on the mix of our customer base, particularly if in a given period we have a concentration of large professional services projects that we delivered, typically associated with enterprise customers.
Operating Expenses

	Three Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$31,413	$34,002	$2,589	8%
Research and development	20,191	20,919	728	4
General and administrative	7,288	10,207	2,919	40
Total operating expenses	$58,892	$65,128	$6,236	11
Percentage of revenue:
Sales and marketing	121%	99%
Research and development	78	61
General and administrative	28	30
Sales and marketing expenses were $34.0 million for the three months ended July 31, 2018, compared to $31.4 million for the three months ended July 31, 2017, an increase of $2.6 million, or 8%. The increase was primarily due to an increase of $4.0 million in employee-related costs, including $3.3 million of stock-based compensation related to the performance vesting condition of certain restricted stock units (RSUs), which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.7 million attributable to salary increases. Other increases included a $0.5 million increase in travel costs due to increased sales activity and a $0.4 million increase in commission expense due to a higher proportion of non-recurring services, for which commissions are not capitalized. These increases were partially offset by a $2.7 million decrease in marketing programs and event costs.
Sales and marketing expense as a percentage of total revenue decreased from 121% in the three months ended July 31, 2017 to 99% in the three months ended July 31, 2018. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses were $20.9 million for the three months ended July 31, 2018, compared to $20.2 million for the three months ended July 31, 2017, an increase of $0.7 million, or 4%. The increase was primarily due to an increase of $2.6 million in employee-related costs, most of which related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO. This increase was offset by decreases of $0.9 million in third-party web services for internal use and $0.9 million due to an increase in capitalized software development costs (resulting in decreased expense).
Research and development expense as a percentage of revenue decreased from 78% in the three months ended July 31, 2017 to 61% in the three months ended July 31, 2018. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $10.2 million for the three months ended July 31, 2018, compared to $7.3 million for the three months ended July 31, 2017, an increase of $2.9 million, or 40%. The increase was primarily due to an increase of $2.6 million in employee-related costs, including $2.1 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.5 million attributable to higher headcount and salary increases. In addition, there was an increase of $0.4 million related to costs associated with operating as a public company.
General and administrative expenses as a percent of revenue increased from 28% in the three months ended July 31, 2017 to 30% in the three months ended July 31, 2018 due to cumulative stock-based compensation expense related to certain RSUs that was recognized in connection with our IPO. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, compliance, insurance, and investor relations.
Other Income (Expense), Net

	Three Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Other income (expense), net	$243	$(2,898)	$(3,141)	(1,293)%
Other income (expense), net increased by $3.1 million primarily due to an increase in interest expense of $3.1 million due to the credit facility entered into in December 2017 and amended in April 2018. Other activity included an increase in interest income of $0.3 million from interest earned on IPO proceeds and an offsetting $0.3 million due to the impacts of foreign exchange rates. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility and higher interest rates.

Provision for Income Taxes

	Three Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Provision for income taxes	$94	$107	$13	14%
Provision for income taxes increased slightly due to expanded foreign operations. We expect income tax expense to continue to increase in conjunction with growth in our international subsidiaries.
Discussion of the Six Months Ended July 31, 2017 and 2018
Revenue

	Six Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$40,155	$54,829	$14,674	37%
Professional services and other	9,994	11,383	1,389	14
Total revenue	$50,149	$66,212	$16,063	32
Percentage of revenue:
Subscription	80%	83%
Professional services and other	20	17
Total	100%	100%
Total revenue was $66.2 million for the six months ended July 31, 2018, compared to $50.1 million for the six months ended July 31, 2017, an increase of $16.1 million, or 32%. Subscription revenue was $54.8 million, or 83% of total revenue, for the six months ended July 31, 2018, compared to $40.2 million, or 80% of total revenue, for the six months ended July 31, 2017. The increase in subscription revenue was primarily due to a $11.4 million increase from new customers and a $3.3 million increase from existing customers. Our customer count increased 19% from July 31, 2017 to July 31, 2018.
Professional services and other revenue was $11.4 million, or 17% of total revenue, for the six months ended July 31, 2018, compared to $10.0 million, or 20% of total revenue, for the six months ended July 31, 2017. This increase is due to a higher volume of implementation and training services provided to our customers.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$14,506	$16,321	$1,815	13%
Professional services and other	5,885	7,763	1,878	32
Total cost of revenue	$20,391	$24,084	$3,693	18
Gross profit	$29,758	$42,128	$12,370	42
Gross margin:
Subscription	64%	70%
Professional services and other	41	32
Total gross margin	59	64

Cost of subscription revenue was $16.3 million for the six months ended July 31, 2018, compared to $14.5 million for the six months ended July 31, 2017, an increase of $1.8 million, or 13%. The increase in cost of subscription revenue was primarily due to employee-related costs, which increased by $1.3 million primarily as a result of increased international customer support headcount and salary increases. The increase was also attributable to an increase of $0.5 million in amortization of capitalized software developments costs.
Cost of professional services and other revenue was $7.8 million for the six months ended July 31, 2018, compared to $5.9 million for the six months ended July 31, 2017. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier use of third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
Operating Expenses

	Six Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$66,930	$73,658	$6,728	10%
Research and development	39,894	39,983	89	—
General and administrative	14,533	14,851	318	2
Total operating expenses	$121,357	$128,492	$7,135	6
Percentage of revenue:
Sales and marketing	133%	111%
Research and development	80	60
General and administrative	29	23
Sales and marketing expenses were $73.7 million for the six months ended July 31, 2018, compared to $66.9 million for the six months ended July 31, 2017, an increase of $6.7 million, or 10%. The increase was primarily due to an increase of $4.3 million in employee-related costs, including $3.3 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $1.0 million attributable to higher headcount and salary increases. In addition, marketing programs and event costs increased by $1.1 million, third party consulting increased by $0.6 million, and allocated overhead increased by $0.5 million.
Sales and marketing expense as a percentage of total revenue decreased from 133% in the six months ended July 31, 2017 to 111% in the six months ended July 31, 2018.
Research and development expenses were $40.0 million for the six months ended July 31, 2018, compared to $39.9 million for the six months ended July 31, 2017, an increase of $0.1 million. The increase was primarily due to an increase of $3.1 million in employee-related costs, including $2.6 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.5 million attributable to salary increases. This increase was mostly offset by a decrease of $2.1 million in third-party web services for internal use and a $1.5 million increase in capitalized software development costs (resulting in decreased expense). Other increases included $0.5 million in allocated overhead and $0.4 million in third-party contractor costs.
Research and development expense as a percentage of revenue decreased from 80% in the six months ended July 31, 2017 to 60% in the six months ended July 31, 2018.
General and administrative expenses were $14.9 million for the six months ended July 31, 2018, compared to $14.5 million for the six months ended July 31, 2017, an increase of $0.3 million, or 2%. The increase was primarily due to an increase of $2.8 million in employee-related costs, including $2.1 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.7 million attributable to higher headcount and salary increases. This was offset by a $3.5 million reversal of a contingent tax-related accrual. Other increases included $0.6 million in recruiting fees due to increased international hiring activity and $0.3 million in costs associated with being a public company.
General and administrative expenses as a percent of revenue decreased from 29% in the six months ended July 31, 2017 to 23% in the six months ended July 31, 2018.
Other Income (Expense), Net

	Six Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Other income (expense), net	$325	$(4,817)	$(5,142)	(1,582)%
Other income (expense), net increased $5.1 million. This increase is primarily due to an increase in interest expense of $4.7 million related to the credit facility entered into in December 2017 and amended in April 2018. Other changes included increased expense of $0.8 million due to the impacts of foreign exchange rates, offset by interest income on IPO proceeds of $0.3 million.
Provision for Income Taxes

	Six Months Ended July 31,
	2017	2018	$ Change	% Change
	(in thousands)
Provision for income taxes	$197	$710	$513	260%
Provision for income taxes increased $0.5 million due to expanded foreign operations.
Liquidity and Capital Resources
As of July 31, 2018, we had $238.8 million of cash and cash equivalents. Our cash equivalents are comprised primarily of money market funds. On July 3, 2018, we closed our initial public offering of 10,580,000 shares of Class B common stock at an initial price to the public of $21.00 per share, resulting in aggregate net proceeds to us of  $206.6 million, after deducting underwriting discounts and offering expenses payable by us. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility pursuant to which we incurred an additional $20 million in term loan borrowings for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.
Since inception, we have financed operations primarily through the periodic sale of convertible preferred stock, cash collected from customers for our subscriptions and services, our IPO and to a lesser extent, debt financing. Our principal uses of cash have consisted of employee-related costs, marketing programs and events, and payments related to hosting our cloud-based platform.
We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.  We may need to raise additional funds to invest in growth opportunities, product development, sales and marketing, and other purposes. Our future capital requirements will depend on many factors, including our growth rate, the level of investments we make in product development and sales and marketing activities, the continuing market acceptance of our platform, customer retention rates and other investments to support the growth of our business, and may increase materially from those currently planned. We may seek to raise additional funds through equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness likely would have rights that are senior to holders of our equity securities and could contain covenants that restrict operations in the same or similar manner as our credit facility. Any additional equity financing likely would be dilutive to existing stockholders. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all.
Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions.
Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2018. Each term loan requires that we pay only interest until such term loan matures on the first business day of the 37th full month after the date of the credit advance. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2018, the interest rate was approximately 7.9%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50 million in term loan borrowings under the credit facility which matures on January 1, 2021.
We incurred the remaining $50 million in term loan borrowing under the amended credit facility in April 2018, which amount will mature on May 1, 2021. The amendment increased the closing fee from $3.6 million to $4.5 million, 50% of which will be paid on January 1, 2021 and the remaining 50% on May 1, 2021. In addition, under the amended credit facility, we were required to pay a $2 million fee upon the earlier of (1) the closing of a transaction in which we are acquired by a third party and (2) December 4, 2027. The obligation to pay this $2 million fee terminated upon the closing of our initial public offering.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. As amended, the minimum ratio is 1.0 on January 31, 2018 and April 30, 2018; 0.95 on July 31, 2018 and October 31, 2018; 0.90 on January 31, 2019 and April 30, 2019; 0.85 on July 31, 2019 and October 31, 2019; and 0.80 on January 31, 2020 through the maturity date. The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2018 and July 31, 2018. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2017	2018
	(in thousands)
Net cash used in operating activities	$(81,026)	$(72,983)
Net cash used in investing activities	(4,178)	(3,205)
Net cash provided by financing activities	99,568	253,006
Operating Activities
Net cash used in operating activities is significantly influenced by the amount of cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, and the costs to provide our cloud-based platform and related outsourced professional services to our customers. These outflows are partially offset by the amount and timing of payments received from our customers.
Net cash used in operating activities during the six months ended July 31, 2017 consisted of cash outflows of $140.5 million exceeding the $59.5 million of cash collected from customers. Significant components of cash outflows included $77.7 million for personnel costs and $38.0 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.

Net cash used in operating activities during the six months ended July 31, 2018 consisted of cash outflows of $154.0 million exceeding the $81.0 million of cash collected from customers. Significant components of cash outflows included $74.4 million for personnel costs and $42.4 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases. Significant components of purchased property and equipment include computer equipment and software for our data center.
Net cash used in investing activities during the six months ended July 31, 2017 consisted primarily of $3.0 million of purchased property and equipment and $1.2 million of capitalized development costs related to internal-use software.
Net cash used in investing activities during the six months ended July 31, 2018 consisted primarily of $2.9 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds from our IPO, issuances of convertible preferred stock, proceeds from our credit facility and to a lesser extent, proceeds received from stock option exercises.
Net cash provided by financing activities for the six months ended July 31, 2017 consisted primarily of $99.1 million of net proceeds from the issuance of convertible preferred stock and $0.7 million from proceeds received from stock option exercises.
Net cash provided by financing activities for the six months ended July 31, 2018 consisted primarily of $203.2 million of IPO proceeds (net of underwriters' discounts and commissions and offering costs paid during the period), $49.7 million of proceeds from our credit facility, net of issuance costs and $0.3 million from proceeds received from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in the Prospectus.
Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in the prospectus, dated June 28, 2018, relating to our initial public offering. See "Note 2—Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company's significant accounting policies.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See "Note 2—Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $238.8 million as of July 31, 2018 which consisted of bank deposits and money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to our cash equivalents.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing, which matures on January 1, 2021. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018, which matures on May 1, 2021. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2018, the interest rate was approximately 7.9%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2018, we had total debt outstanding with a carrying amount of $97.1 million, which approximates fair value. A hypothetical 10% change in interest rates after July 31, 2018 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Japanese Yen, British Pound Sterling, and the Australian Dollar. Our subscriptions and services contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have not engaged in the hedging of foreign currency transactions to date. We are considering the costs and benefits of initiating such a program and may in the future hedge balances and transactions denominated in currencies other than the U.S. dollar as we expand international operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q, we are not a party to any material legal proceedings. In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Business and Industry
We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.
We incurred net losses of $43.5 million and $46.4 million for the three months ended July 31, 2017 and 2018, respectively, and $91.5 million and $91.9 million for the six months ended July 31, 2017 and 2018, respectively, and had an accumulated deficit of $849.7 million at July 31, 2018. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•	sales and marketing, including a continued expansion of our direct sales organization, which will require time before these investments generate sales results;

•	technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;

•	data center costs as customers increase the amount of data that is available to our platform and the number of users on our platform;

•	other software development, including enhancements and modifications related to our platform;

•	international expansion in an effort to increase our customer base and sales;

•
general and administration, including significantly increasing expenses in accounting and legal related to the increase in the sophistication and resources required for public company compliance and other work arising from the growth and maturity of the company;

•	competing with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the markets in which we compete;

•	maintaining high customer satisfaction and ensuring quality and timely releases of platform enhancements and applications;

•	developing our indirect sales channels and strategic partner network;

•	maintaining the quality of our cloud and data center infrastructure to minimize latency when using our platform;

•	increasing market awareness of our platform and enhancing our brand;

•	maintaining compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property and international sales; and

•	attracting and retaining top talent in a competitive market.

These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to achieve or sustain profitability, the market price of our Class B common stock could be adversely affected.
We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 46% in the fiscal year ended January 31, 2018 compared to the prior year; however, revenue grew only 32% in the six months ended July 31, 2018 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our platform, competition, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel (including sales personnel), developing new platform enhancements and applications, determining prices and contract terms, and unforeseen expenses and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our prospects, operating results and business could be adversely affected.
We have been growing and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and operating results will be adversely affected.
We intend to continue to grow our business. For example, we plan to continue to increase our headcount, particularly in our sales group. If we cannot adequately train these new employees, including our direct sales force, or if these new employees are not as productive as quickly as we would like, sales may decrease or customers may lose confidence in the knowledge and capability of our employees. In addition, we intend to make direct investments to continue our international expansion efforts. We must successfully manage growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
Our ability to effectively manage the growth of our business will depend on a number of factors, including our ability to do the following:

•
effectively recruit, integrate, train and motivate new employees and make them productive, including our direct sales force, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

•	attract new customers, and retain and increase usage by existing customers;

•	recruit and successfully leverage channel partners and app developers;

•	successfully enhance our platform;

•	continue to improve our operational, financial and management controls;

•	protect and further develop strategic assets, including intellectual property rights; and

•	manage market expectations and other challenges associated with operating as a public company.
These activities will require significant financial resources and allocation of valuable management and employee resources, and growth will continue to place significant demands on management and our operational and financial infrastructure.
Our future financial performance and ability to execute our business plan will depend, in part, on our ability to effectively manage any future growth. There are no guarantees we will be able to do so. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our platform could suffer, which could negatively affect our brand, operating results and business.

Our ability to raise capital in the future may be limited, and if we fail to raise capital when needed in the future, we could be prevented from growing or could be forced to delay or eliminate product development efforts or other operations.
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $849.7 million as of July 31, 2018. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $81.0 million and $73.0 million for the six months ended July 31, 2017 and 2018, respectively.  As of July 31, 2018, we had cash and cash equivalents of $238.8 million and no amounts available to draw under our credit facility.
We may need to raise additional funds to invest in growth opportunities, to continue product development and sales and marketing efforts, and for other purposes. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to meet our obligations, invest in future growth opportunities, or continue operations at anticipated levels, which could harm our business and operating results. In addition, current and future debt instruments may impose restrictions on our ability to dispose of property, make changes in our business, engage in mergers or acquisitions, incur additional indebtedness, and make investments and distributions. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings. As a result, stockholders bear the risk that future securities offerings reduce the market price of our Class B common stock and dilute their interest.
We face intense competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, growth, revenue and market share.
The market for our platform is intensely and increasingly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in our target market are offering, or may soon offer, products and services that may compete with our platform. Furthermore, many potential customers have made significant investments in legacy software systems and may be unwilling to invest in new solutions.
Our current primary competitors generally fall into the following categories:

•
large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG and IBM;

•	business analytics software companies, such as Tableau Software, Inc., Qlik Technologies, Looker Data Services, Inc., Sisense, Inc., and Tibco Software, Inc.; and

•	SaaS-based products or cloud-based analytics providers such as salesforce.com, Inc. and Infor, Inc.
We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced.
Many competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, research and development, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many competitors have strong relationships with current and potential customers, channel partners and development partners and extensive knowledge of markets in which we compete. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by devoting greater resources to the development, promotion and sale of their products than we do.
Moreover, many of these competitors may bundle their data management and analytics products into larger deals or maintenance renewals, often at significant discounts or at no charge. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, operating results and financial condition will be harmed if we fail to meet these competitive pressures. Even if we are successful in acquiring and retaining customers, those customers may continue to use our competitors' products in addition to our products.
Our ability to compete successfully depends on a number of factors, both within and outside of our control. Some of these factors include ease and speed of platform deployment and use, accessibility across mobile devices, operating systems, and applications, discovery and visualization capabilities, analytical and statistical capabilities, performance and scalability, the quality of our data security infrastructure, the quality and reliability of our customer service and support, total cost of ownership, return on investment and brand recognition. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results and financial condition.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of customers. These relationships may limit our ability to sell or certify our platform through specific distributors, technology providers, database companies and distribution channels and allow competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against competitors, our business, operating results and financial condition would be harmed.
If we are unable to attract new customers in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.
To increase our revenue, we must add new customers. Demand for our platform is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and release of new applications and features, technological change, growth or contraction in our addressable market, and accessibility across mobile devices, operating systems, and applications. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.
Even if we do attract customers, the cost of new customer acquisition may prove so high as to prevent us from achieving or sustaining profitability. We recognize subscription revenue ratably over the term of the subscription period. In general, customer acquisition costs and other upfront costs associated with new customers are much higher in the first year than the aggregate revenue we recognize from those new customers in the first year. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber and the degree to which it has expanded its usage of our platform. Additionally, we intend to continue to hire additional sales personnel to grow our domestic and international operations. If our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected.
If customers do not renew their contracts with us or reduce the number of users of our platform, our revenue will decline and our operating results and financial condition may be adversely affected.
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
If customers do not expand the number of users of our platform or adopt additional use cases our growth prospects, operating results and financial condition may be adversely affected.
Our future success depends on our ability to increase the deployment of our platform within and across our existing customers and future customers. Many of our customers initially deploy our platform to specific groups or departments within their organization or for a limited number of use cases. Our growth prospects depend on our ability to persuade customers to expand their use of our platform to additional groups, departments and use cases across their organization. Historically, we have made significant investments in research and development to build our platform and to offer enterprise customers the features and functionality that they require.

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of customer renewal rates, customer upsells or future revenue. As a result, future operating results may be significantly below the expectations of investors, which could harm the market price of our Class B common stock.
The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our platform.
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of, or failure to renew by, any of our key customers could have a significant effect on our revenue, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of such customers’ contracts, thereby reducing the number of our existing and potential customers.
Future operating results and key metrics may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our operating results and key metrics could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, including:

•	the expansion of our customer base;

•	the size, duration and terms of our contracts with both existing and new customers;

•	the introduction of products and product enhancements by competitors, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	seasonal variations in our sales, which have generally historically been highest in our fourth fiscal quarter and lowest in the second and third fiscal quarters;

•	the timing of satisfying revenue recognition criteria, particularly with regard to large transactions;

•
the amount and timing of payment for expenses, including infrastructure costs to deliver our platform, research and development, sales and marketing expenses, employee benefit and stock-based compensation expenses and costs related to Domopalooza, our annual user conference that occurs in our first fiscal quarter;

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through the hiring of new employees and international expansion; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our operating results, meaning that quarter-to-quarter comparisons may not necessarily be indicative of our future performance.
Because we recognize revenue from subscriptions ratably over the term of the agreement, near-term changes in sales may not be reflected immediately in our operating results.
We offer our platform primarily through subscription agreements, which typically vary in length between one and three years, and may in many cases be subject to automatic renewal or renewal only at a customer's discretion. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. As a result, most of the revenue that we report in each period is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. A decline in new or renewed subscriptions in any one quarter is not likely to have a material impact on results for that quarter. However, declines would negatively affect revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term. We may be unable to adjust our cost structure to reflect the changes in revenue. In addition, a significant majority of our costs are expensed as incurred, while revenue is generally recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
We are increasingly targeting sales efforts at enterprise customers and the length, cost and uncertainty associated with sales cycles may result in fluctuations in our operating results and our failure to achieve the expectations of investors.
We are increasingly targeting sales efforts at enterprise customers, which we define as companies with over $1 billion in revenue, and face long sales cycles, complex customer requirements, substantial upfront sales costs, and a relatively low and difficult to predict volume of sales on a quarter-by-quarter basis. This makes it difficult to predict with certainty our sales and related operating performance in any given period. Our typical sales cycle for new enterprise customers is approximately six months, but is variable and difficult to predict and can be longer. Customers often undertake a prolonged evaluation of our platform, including assessing their own readiness, scoping the professional services involved, and comparing our platform to products offered by competitors and their ability to solve the problem internally. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and operating results. Moreover, customers often begin to use our platform on a limited basis with no guarantee that they will expand their use of our platform widely enough across their organization to justify the costs of our sales efforts. We may also face unexpected implementation challenges with enterprise customers or more complicated installations of our platform. It may be difficult to deploy our platform if the customer has unexpected database, hardware or software technology issues.
Adherence to our financial plan in part depends on managing the mix of customers, the rate at which customers add users within their organizations, the number of use cases they employ, and the timing and amount of upsells, all of which affect annual contract value. Our financial performance and the predictability of our quarterly financial results may be harmed by intermittent failures to secure timely or at all the higher value enterprise agreements, or changes in the volume of transactions overall, compared to our forecasts, and depends in large part on the successful execution of our direct sales team.
Additionally, our quarterly sales cycles are generally more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizeable transactions, which will harm forecasting accuracy and adversely impact billings and new customer acquisition metrics for the quarter in which they are forecasted to close.
If we fail to effectively develop and expand our sales and marketing capabilities, our ability to increase our customer base and increase acceptance of our platform could be harmed.
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. We will continue to dedicate significant resources to sales and marketing programs. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and sales leadership. For example, we recently hired a new chief revenue officer. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as we would like, changes in sales leadership could adversely affect our existing sales personnel, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

We do not have a long history with our subscription or pricing models and changes could adversely affect our operating results.
We have limited experience with respect to determining the optimal prices and contract length for our platform. As the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which are the focus of our direct sales efforts, may demand greater price discounts.
As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if the mix of features we sell changes, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required to reduce our prices or offer shorter contract durations, which could adversely affect our revenue, gross margin, profitability, financial condition and cash flow.
In addition, our competitors may offer different subscription or pricing models, such as by number of queries or data size, which may be more attractive to potential customers. We may be required to adjust our subscription or pricing models in response to these changes, which could adversely affect our financial performance.
We are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business.
We receive, store and process personal information and other data from and about customers in addition to our employees and services providers. Also, in connection with future feature offerings, we may receive, store and process additional types of data, including personally identifiable information, related to end consumers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that we undertake to comply with.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have announced the intent to modify the CCPA, and we cannot yet predict the impact of the CCPA on our business or operations. It may, however, require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, in 2016, legislators adopted the General Data Protection Regulation, or GDPR, which entered into force on May 25, 2018 replacing the 1995 European Union Data Protection Directive and superseding applicable EU member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
We have certified under the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. The Privacy Shield program is subject to annual review and may be challenged, suspended or invalidated. At present, the EU-U.S. Privacy Shield framework and the use of EU

Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. are both subject to ongoing legal challenges. The EU-US Privacy Shield is subject to a challenge by a French privacy group that is anticipated to be heard in the near future. The Model Clauses are also the subject of court proceedings between the Irish Data Protection Commissioner and a private individual, and this case has been referred to the Court of Justice of the European Union. Any or all of these court proceedings, or other challenges in the future, may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. Additionally, it is possible that the Privacy Shield program may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. As a result, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Union to the United States and may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU. This has created uncertainty with regard to the future regulation of data protection in the United Kingdom. The United Kingdom has enacted a Data Protection Bill, effective in May 2018, that substantially implements the GDPR. Uncertainty remains, however, regarding how matters such as cross-border data transfers involving the United Kingdom will be handled in the medium to long term. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed.
We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented policies and procedures in an effort to preserve and protect our data and our customers' data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.
We sign business associate agreements with our customers who require them in order to comply with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, and therefore we are directly subject to certain provisions of HIPAA applicable to business associates. We may collect and process protected health information as part of our HIPAA compliant service, which may subject us to a number of data protection, security, privacy and other government- and industry-specific requirements. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a business associate relationship. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any business associate agreement may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services, or HHS, audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violation implicate the privacy of state residents.
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, information security, marketing or consumer communications may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications and information security in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, which we may be unable to achieve in a commercially reasonable manner or at all, and which could limit our ability to develop new features. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail, or are perceived as failing, to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.
If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities.
Our operations involve the storage and transmission of our customers’ sensitive and proprietary information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. If any unauthorized access to or security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering or otherwise, such an event or perceived event could result in the loss of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or anyone else incorrectly attributes the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. If customers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.
Our errors and omissions insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of some security and privacy damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
Additionally, with data security a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our platform. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the FTC, state, local, or foreign regulators, and private litigants.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.
Our success depends on our customers' willingness to adopt and use our platform, including on their smartphone or mobile device, as well as our ability to adapt and enhance our platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our platform, to meet customer needs at prices that customers are willing to pay. Such efforts will require adding new features, expanding related applications and responding to technological advancements, which will increase our research and development costs. If we are unable to develop solutions that address customers’ needs, or enhance and improve our platform in a timely manner, we may not be able to increase or maintain market acceptance of our platform.
Further, we may make changes to our platform that customers do not find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any features or usage of our platform. We may also face unexpected problems or challenges in connection with new applications or feature introductions. Enhancements and changes to our platform could fail to attain sufficient market acceptance for many reasons, including:

•	failure to predict market demand accurately in terms of platform functionality and capability or to supply features that meets this demand in a timely fashion;

•	inability to operate effectively with the technologies, systems or applications of existing or potential customers;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing new enhancements and additional features to our platform to the market;

•	the introduction or anticipated introduction of competing products;

•	an ineffective sales force;

•	poor business conditions for our end-customers, causing them to delay purchases;

•	challenges with customer adoption and use of our platform on mobile devices or problems encountered in developing or supporting enhancements to our mobile applications; and

•	the reluctance of customers to purchase subscriptions to software incorporating open source software.
In addition, because our platform is designed to operate on and with a variety of systems, we will need to continuously modify and enhance our platform to keep pace with changes in technology, and we may fail to do so.
Moreover, many competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver business intelligence solutions at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.
We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our executive officers, members of senior management and other key personnel. We do not maintain “key person” insurance for any employee. Our executive officers, senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.
Future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results, financial condition and cash flows would be adversely affected.
If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our platform. Although we have developed relationships with some channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue historically. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. Typically, agreements with channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our platform. They may also cease marketing our platform with limited or no notice and with little or no penalty. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
Sales by channel partners are more likely than direct sales to involve collectability concerns. In particular sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales, may result in fluctuations in our operating results.
If we fail to offer high-quality professional services and support, our business and reputation may suffer.
High-quality professional services and support, including training, implementation and consulting services, are important for the successful marketing, sale and use of our platform and for the renewal of subscriptions by existing customers. Professional services may be provided by us or by a third-party partner. The importance of high-quality professional services and support will increase as we expand our business and pursue new customers. If we or our third-party partners do not provide effective ongoing support, our ability to retain and expand use of our platform and related applications to existing customers may suffer, and our reputation with existing or potential customers may be harmed.
We continue to pursue strategies to reduce the amount of professional services required for a customer to begin to use and gain value from our platform, lower the overall costs of professional service fees to our customers, and improve the gross margin of our professional services business. If we are unable to successfully accomplish these objectives, our operating results, including our profit margins, may be harmed.
We may not timely and effectively scale our existing technology, including our computing architecture, to meet the performance and other requirements placed on our systems, which could increase expenditures unexpectedly and create risk of outages and other performance and quality of service issues for our customers.
Our future growth and renewal rates depend on our ability to meet customers’ expectations with respect to the speed, reliability and other performance attributes of our platform, and to meet the expanding needs of customers as their use of our platform grows. The number of users, the amount and complexity of data ingested, created, transferred, processed and stored by us, the number of locations where our platform is being accessed, and the number of processes and systems managed by us on behalf of these customers, among other factors, separately and combined, can have an effect on the performance of our platform. In order to ensure that we meet the performance and other requirements of customers, we continue to make significant investments to develop and implement new technologies in our platform and infrastructure operations. These technologies, which include database, application and server advancements, revised network and hosting strategies, and automation, are often advanced, complex, and sometimes broad in scope and untested through industry-wide usage. We may not be successful in developing or implementing these technologies. To the extent that we do not develop offerings and scale our operations in a manner that maintains performance as our customers expand their use, our business and operating results may be harmed.
We may not accurately assess the capital and operational expenditures required to successfully fulfill our objectives and our financial performance may be harmed as a result. Further, we may make mistakes in the technical execution of these efforts to improve our platform, which may affect our customers. Issues that may arise include performance, data loss or corruption, outages, and other issues that could give rise to customer satisfaction issues, loss of business, and harm to our reputation. If any of these were to occur there would be a negative and potentially significant impact to our financial performance. Lastly, our ability to generate new applications, and improve our current solutions may be limited if and to the extent resources are necessarily allocated to address issues related to the performance of existing solutions.
Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.
We update our platform on a frequent basis. Despite efforts to test our updates, errors, failures or bugs may not be found in our platform until after it is deployed to our customers. We have discovered and expect we will continue to discover errors, failures and bugs in our platform and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment to customers. Real or perceived errors, failures or bugs in our platform could result in negative publicity, government inquiries, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.
We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we collect for our customers, or the loss, damage, unauthorized access to or acquisition of, or inadvertent release or exposure of confidential or other sensitive data could cause our reputation to be harmed and result in claims against us, and customers may elect not to purchase or renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results.
If we fail to meet our service level commitments, our business, results of operations and financial condition could be adversely affected.
Our subscription agreements with many of our customers, including most of our top customers, provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of downtime that exceed the periods allowed under our subscription agreements, we may be obligated to provide these customers with service credits, or we could face subscription terminations, which could significantly impact our revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.
Our customers depend on our customer support organization to resolve technical issues relating to our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the ease of use of our services, on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our services to existing and prospective customers.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of existing and potential customers to access our platform at any time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new capabilities, human or technology errors, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and user traffic increases. If our platform is unavailable or if users are unable to access our platform within a reasonable amount of time, or at all, our business will be harmed.
We also rely on SaaS and other technologies from third parties in order to operate critical functions of our business. To the extent that our third-party service providers experience outages, disruptions, or other performance problems, or to the extent we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected. In addition, if our agreements with third-party software or services vendors are not renewed or the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers.
We have taken steps to increase redundancy in our platform and infrastructure and have plans in place to mitigate events that could disrupt our platform's service. However, there can be no assurance that these efforts would protect against interruptions or performance problems.
We rely upon data centers and other systems and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.
We rely on data centers and other technologies and services provided by third parties in order to manage our cloud-based infrastructure and operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, facility closure, or because it is no longer available on commercially reasonable terms, expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented.
We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, distributed denial of service attacks, or other security related incidents. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required software updates and patches, including for providers of public cloud services, to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance. We may not be able to rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss or corruption of, or unauthorized access to or acquisition of, customer data.
In addition, if we do not accurately predict our infrastructure capacity requirements, customers could experience service shortfalls. The provisioning of additional cloud hosting capacity and data center infrastructure requires lead time. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may be required to move or transfer our data and customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair customers’ use of our platform, and we may experience costs or downtime in connection with the transfer of data to other facilities, which may lead to, among other things, customer dissatisfaction and non-renewals. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Our ability to provide services and solutions to customers also depends on our ability to communicate with customers through the public internet and electronic networks that are owned and operated by third parties. In addition, in order to provide services on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks or facilities, including as a result of utility or third-party system interruptions, could impair our ability to process information and provide services to our customers.

Any unavailability of, or failure to meet our requirements by, third-party data centers or other third-party technologies or services, or any disruption of the internet or the third-party networks or facilities that we rely upon, could impede our ability to provide services to customers, harm our reputation, result in a loss of customers, cause us to issue refunds or service credits to customers, subject us to potential liabilities, result in contract terminations, and adversely affect our renewal rates. Any of these circumstances could adversely affect our business and operating results.
If our or our customers' access to data becomes limited, our business, results of operations and financial condition may be adversely affected.
The success of our platform is dependent in large part on our customers’ ability to access data maintained on third party software and service platforms. Generally, we do not have agreements in place with these third parties that guarantee access to their platforms, and any agreements that we do have in place with these third parties are typically terminable for convenience by the third party. If these third parties restrict or prevent our ability to integrate our platform with their software or platform, including but not limited to, by limiting the functionality of our data connectors, our ability to access the data maintained on their systems or the speed at which such data is delivered, customers’ ability to access their relevant data in a timely manner may be limited, and our business and operating results may be adversely affected.
Our business depends on continued and unimpeded access to the internet and mobile networks.
Our customers who access our platform and services through mobile devices, such as smartphones, laptops and tablet computers, must have a high-speed internet connection to use our services. Currently, this access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our platform and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted.
On February 26, 2015, the Federal Communications Commission, or the FCC, reclassified broadband internet access services in the United States as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling or “paid prioritization” of content or services. However, in December 2017, the FCC once again classified broadband internet access service as an unregulated information service and repealed the specific rules against blocking, throttling or “paid prioritization” of content or services. It retained a rule requiring internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties have already stated they would appeal this order and it is possible Congress may adopt legislation restoring some net neutrality requirements. The elimination of net neutrality rules and any changes to the rules could affect the market for broadband internet access service in a way that impacts our business, for example, if internet access providers begin to limit the bandwidth and speed for the transmission of data from independent software vendors.
Catastrophic events may disrupt our business and impair our ability to provide our platform to customers, resulting in costs for remediation, customer dissatisfaction, and other business or financial losses.
Our operations depend, in part, on our ability to protect our facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at our facilities, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, spikes in usage volume or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 83%, 77%, 83% and 78% of our total revenue for the three and six months ended July 31, 2017 and 2018, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

•	the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;

•	the need to localize and adapt our application for specific countries, including translation into foreign languages and associated expenses;

•	potential changes in public or customer sentiment regarding cloud-based services or the ability of non-local enterprises to provide adequate data protection, particularly in the European Union;

•	technical or latency issues in delivering our platform;

•	dependence on certain third parties, including resellers with whom we do not have extensive experience;

•
the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;

•	unexpected changes in regulatory requirements, taxes or trade laws;

•
differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in maintaining our company culture with a dispersed and distant workforce;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	limited or insufficient intellectual property protection, or the risk that our products may conflict with, infringe or otherwise violate foreign intellectual property;

•	political instability or terrorist activities;

•	requirements to comply with foreign privacy, information security, and data protection laws and regulations and the risks and costs of non-compliance;

•
likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries;

•	requirements to comply with U.S. export control and economic sanctions laws and regulations and other restrictions on international trade;

•
likelihood that the United States and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties, which may prohibit the export of certain technology, products, and services to such persons;

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash should we desire to do so; and

•	our ability to recruit and engage local channel and implementation partners.

Any of these risks could adversely affect our international operations, reduce our international revenue or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.
For example, compliance with laws and regulations applicable to our international operations increases the cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us. We have not historically had formal policies with respect to these laws and regulations, and have only recently begun to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business and operating results.
Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Increased sales to customers outside the United States or paid for in currency other than the U.S. dollar exposes us to potential currency exchange losses.
As our international sales and operations increase, so too will the number and significance of transactions, including intercompany transactions, occurring in currencies other than the U.S. dollar. In addition, our international subsidiaries may accumulate assets and liabilities that are denominated in currencies other than the U.S. dollar, which is the functional reporting currency of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to foreign currency gains and losses that are reflected in our earnings. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Future changes in the regulations and laws of the United States, or those of the international markets in which we do business, could harm our business.
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and software, in the United States as well as the international markets in which we do business. These regulations and laws may cover employment, taxation, privacy, data security, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of software and services. It is possible changes to these regulations and laws, as well as compliance challenges related to the complexity of multiple, conflicting and changing sets of applicable regulations and laws, may impact our sales, operations, and future growth.
Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause customers to reevaluate their decisions to subscribe to our platform, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
To the extent subscriptions to our platform are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our platform. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.
Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely adversely affect our business and operating results.
We believe that maintaining and enhancing the Domo brand identity and our reputation are critical to our relationships with customers and channel partners and to our ability to attract new customers and channel partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;

•	our ability to maintain a high-quality, innovative and error- and bug-free platform;

•	our ability to obtain new customers and retain and increase usage by existing customers;

•	our ability to maintain high customer satisfaction;

•	the quality and perceived value of our platform;

•	our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;

•	our ability to successfully differentiate our platform from competitors’ products;

•	actions of competitors and other third parties;

•	our ability to provide customer support and professional services;

•	any actual or perceived data breach or data loss, or misuse or perceived misuse of our platform;

•	positive or negative publicity;

•	interruptions, delays or attacks on our platform;

•	challenges with customer adoption and use of our platform on mobile devices or problems encountered in developing or supporting enhancements to our mobile applications; and

•	litigation or regulatory related developments.
If our brand promotion activities are not successful, our operating results and growth may be harmed.
Independent industry analysts often provide reviews of our platform, as well as competitors’ products, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of competitors’ products and services, our brand may be adversely affected.
Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

Contractual disputes with our customers could be costly, time-consuming and harm our reputation.
Our business is contract intensive and we are party to contracts with our customers all over the world. Our contracts can contain a variety of terms, including service levels, security obligations, indemnification and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of an alleged contract breach or otherwise dispute any provision under our contracts, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.
Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.
Third-party claims that we are infringing or otherwise violating the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business could be harmed.
The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the technology industry must often defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods and may assert patent or other intellectual property rights against us and others in the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement or other violation of intellectual property rights in order to extract settlements. From time to time, we have received and may receive in the future threatening letters, notices or “invitations to license,” or may be the subject of claims that our technology and business operations infringe or otherwise violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Claims of intellectual property infringement or other violations of intellectual property rights might require us to stop using technology found to infringe or violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar technology from another source, we could be forced to limit or stop selling our platform, we may not be able to meet our obligations to customers under our customer contracts, revenue and operating results could be adversely impacted, and we may be unable to compete effectively. Even if we are successful in defending against allegations of intellectual property infringement, litigation may be costly and may divert the time and other resources of our management. Additionally, customers may not purchase our platform if they are concerned that they may infringe or otherwise violate third-party intellectual property rights. The occurrence of any of these events may harm our business.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
The success of our business depends in part on our ability to protect and enforce our intellectual property rights.
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2018, we had 88 issued U.S. patents covering our technology and 41 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our platform, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our platform is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
Although we generally enter into confidentiality and invention assignment agreements with our employees and consultants that have access to material confidential information and enter into confidentiality agreements with our customers and the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our platform and propriety information or prevent reverse engineering. Further, these agreements may not prevent competitors from independently developing technologies that are substantially equivalent or superior to our platform, and we may be unable to prevent this competition.
Unauthorized use of our intellectual property may have already occurred or may occur in the future. We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We may not prevail in any lawsuits that we initiate. Any litigation, whether or not resolved in our favor, could subject us to substantial costs, divert resources and the attention of management and technical personnel from our business and adversely affect our business. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our platform, or injure our reputation.
We may initiate claims or litigation against third parties for infringement or other violation of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results, financial condition and cash flows.
Incorrect or improper implementation or use of our platform could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.
Our platform is deployed in a wide variety of technology environments. Increasingly, our platform has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our platform for use in such deployments. We must often assist our customers in achieving successful implementations of our platform, which we do through our professional services organization. The time required to implement our platform can vary. For complex deployments, implementation can take multiple months. If our customers are unable to implement our platform successfully, or unable to do so in a timely manner, customer perceptions of our platform may be harmed, our reputation and brand may suffer, and customers may choose to cease usage of our platform or not expand their use of our platform. Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our platform to maximize its benefits. If our platform is not effectively implemented or used correctly or as intended, or if we fail to adequately train customers on how to efficiently and effectively use our platform, our customers may not be able to achieve satisfactory outcomes. This could result in negative publicity and legal claims against us, which may cause us to generate fewer sales to new customers and reductions in renewals or expansions of the use of our platform with existing customers, any of which would harm our business and results of operations.
Our use of “open source” software could negatively affect our ability to offer our platform and subject us to possible litigation.
Our platform uses “open source” software that we, in some cases, have obtained from third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, or AGPL, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software, or to license our modifications or derivative works under the terms of the particular open source license. If we are required, under the terms of an open source license, to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.
We may also face claims alleging noncompliance with open source license terms or infringement, misappropriation or other violation of open source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our platform, discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our platform that contained the open source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our platform.
Although we monitor our use of open source software and try to ensure that none is used in a manner that would subject our platform to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our platform. We cannot guarantee that we have incorporated open source software in our platform in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.
We may be subject to litigation for a variety of claims, which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.
In addition to intellectual property litigation, we may be subject to other claims arising from our normal business activities. These may include claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could adversely affect our operating results, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both.
Future acquisitions could disrupt our business and adversely affect our operating results, financial condition and cash flows.
We may make acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•
an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•
an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential known and unknown liabilities associated with an acquired company;

•	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•
to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	managing the varying intellectual property protection strategies and other activities of an acquired company.
We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, operating results, financial condition and cash flows.
Our credit facility contains restrictive covenants that may limit our operating flexibility.
Our credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.
Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our software is subject to U.S. export controls, and we incorporate encryption technology into our platform. These products and the underlying technology may be exported only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our platform, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our platform, including with respect to new releases of our platform, may create delays in the introduction of our product releases in international markets, prevent customers with international operations from deploying our platform or, in some cases, prevent the export of our platform to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell subscriptions to our platform would likely adversely affect our business, financial condition and operating results.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. Anti-corruption, anti-bribery, and anti-money laundering laws have been enforced aggressively in recent years and are interpreted broadly and generally prohibit companies and their directors, officers, employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Such laws apply to our agents/third parties, and we leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, these policies and procedures were only recently adopted and we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, a significant diversion of management's resources and attention or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects.
We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past transactions, which could harm our business.
We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain jurisdictions. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes on subscriptions to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from purchasing our application or otherwise harm our business and operating results.
Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our platform and adversely impact our business.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Specifically, taxation of cloud-based software is constantly evolving as many state and local jurisdictions consider the taxability of software services provided remotely. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to use or purchase subscriptions to our platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could harm our business and operating results.
Further, the recently enacted Tax Cuts and Jobs Act will bring about a wide variety of changes to the U.S. tax system, particularly at the corporate level. The new tax law includes changes to the U.S. corporate tax system that will reduce U.S. corporate tax rates, change how U.S. multinational corporations, like us, are taxed on international earnings and eliminate in whole or in part the deduction for net interest expense. The primary impact of the new legislation on our provision for income taxes will be a reduction of the future tax benefits of existing temporary differences, which are primarily comprised of net operating loss carryforwards. These net operating loss carryforwards may also be impacted by the one-time deemed income inclusion of deferred foreign income from our non-U.S. subsidiaries.  This amount is not expected to be material. Since we have recorded a full valuation allowance against our deferred tax assets, we do not anticipate that these changes will have a material impact on our consolidated financial statements, but we will continue to examine the impact that this tax reform legislation may have on our business. The impact of the new legislation will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Cuts and Jobs Act was enacted.
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain, and significant judgment and estimates are required in determining our provision for income taxes. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by tax authorities. Our policies governing transfer pricing may be determined to be inadequate and could result in additional tax assessments. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements or other taxes apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely affect our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
 As of January 31, 2018, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $677.8 million and $866.5 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2028 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We have adopted Topic 606 using the full retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 2 to our accompanying financial statements for information about Topic 606.

Risks Relating to Our Class B Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our founder and chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Cocolalla, LLC holds all of the shares of the Class A common stock, and our founder and chief executive officer, who is the managing member of Cocolalla, LLC, controls approximately 86% of the voting power of our outstanding capital stock and therefore be able to control all matters submitted to our stockholders for approval. Our founder and chief executive officer may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
Future transfers by the holder of Class A common stock will generally result in those shares converting into shares of Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes.
We have elected to take advantage of the “controlled company” exemption to the corporate governance rules of The Nasdaq Stock Market, which could make our common stock less attractive to some investors or otherwise harm our stock price.
Because we qualify as a “controlled company” under the corporate governance rules of The Nasdaq Stock Market, we are not required to have a majority of our board of directors be independent, nor are we required to have an entirely independent compensation committee or an independent nominating function. Accordingly, should the interests of Cocolalla, LLC, or of our founder and chief executive officer, who controls Cocolalla, LLC, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of The Nasdaq Stock Market. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
We cannot predict the impact our dual class structure may have on our stock price or our business.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class B common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company's voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class B common stock less attractive to other investors. As a result, the market price of our Class B common stock could be adversely affected.
The market price of our Class B common stock may be volatile, and the value of your investment could decline significantly.
The trading price of our Class B common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The following factors, in addition to other risks described in this report, may have a significant effect on our Class B common stock price:

•	actual or anticipated fluctuations in revenue and other operating results, including as a result of the addition or loss of any number of customers;

•	announcements by us or competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in ratings, key metrics and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these analyst estimates or the expectations of investors;

•	changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;

•	the size of our public float;

•	price and volume fluctuations in the trading of our Class B common stock and in the overall stock market, including as a result of trends in the economy as a whole or in the technology industry;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including those relating to data privacy and data security;

•	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues or otherwise;

•	changes in our board of directors or management;

•	short sales, hedging and other derivative transactions involving our Class B common stock;

•	sales of large blocks of our common stock including sales by our executive officers, directors and significant stockholders; and

•	other events or factors, including changes in general economic, industry and market conditions and trends, as well as any natural disasters that may affect our operations.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.
The trading market for our Class B common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Future sales of our Class B common stock in the public market could cause our stock price to fall.
Our stock price could decline as a result of sales of a large number of shares after our initial public offering or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of July 31, 2018, 23,073,611 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The resale of all of 12,493,611 shares, or approximately 54% of our outstanding shares of Class B common stock, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning December 26, 2018. In addition, the shares of Class B common stock subject to outstanding options and warrants, of which 2,050,935 and 73,726 were exercisable as of July 31, 2018, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements, subject to applicable securities law restrictions. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 54%, of our Class A and Class B common stock as of July 31, 2018 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
In addition, in the future, we may issue additional shares of Class B common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We have broad discretion to use the net proceeds from our initial public offering, and our investment of these proceeds may not yield a favorable return. We may invest the proceeds of our initial public offering in ways you disagree with.
Our management has broad discretion as to how to spend and invest the proceeds from our initial public offering, and we may spend or invest these proceeds in a way with which our stockholders may disagree. Accordingly, you will need to rely on our judgment with respect to the use of these proceeds. We expect to use the net proceeds from our initial public offering for working capital and other general corporate purposes, which we currently expect will include continued investment in developing technology to support our growth, increased investment in our sales team and marketing activities, as well as overall growth in our international operations. We could spend the proceeds from our initial public offering in ways that our stockholders may not agree with or that do not yield a favorable return. You will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately and will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we receive in our initial public offering effectively, our business, financial condition, operating results and prospects could be harmed, and the market price of our Class B common stock could decline.
An active trading market for our Class B common stock may not develop.
Prior to our initial public offering, there was no public market for our Class B common stock, and an active trading market for our shares may never develop or be sustained following our initial public offering. In addition, we may have one or more stockholders who continue to hold substantial blocks of our Class B common stock for sustained periods following our initial public offering. As a result, the trading volume of our stock may be low relative to our total outstanding shares. As a result of these and other factors, you may be unable to resell your shares of our Class B common stock at a price that you consider reasonable.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and limit our stock price.
Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions include the following:

•
our dual-class common stock structure, which provides our holders of Class A common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;

•
when the outstanding shares of Class A common stock represent less than a majority of the total combined voting power of our Class A and Class B common stock, or the voting threshold date, our board of directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;

•
our amended and restated bylaws provide that, following the voting threshold date, approval of stockholders holding two-thirds of our outstanding voting power voting as a single class will be required for stockholders to amend or adopt any provision of our bylaws;

•	our stockholders are able to take action by written consent for any matter until the voting threshold date;

•	following the voting threshold date, vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•
only the chairman of our board of directors, chief executive officer, a majority of our board of directors or, until the voting threshold date, a stockholder (or group of stockholders) holding at least 50% of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•
our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. See “Description of Capital Stock.”
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.
Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
As an emerging growth company within the meaning of the Securities Act, we will use certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our Class B common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We plan in future filings with the SEC to continue to use the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class B common stock less attractive to investors.
We could remain an “emerging growth company” for up to five years, or until the earliest of:

•	the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion;

•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or Exchange Act, which would occur if the market value of our Class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or

•	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
We will incur increased costs by being a public company.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements of the SEC and The Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.
So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Shares of Equity Securities
During the three months ended July 31, 2018, we granted restricted stock units for 219,223 shares of our Class B common stock to employees and consultants under our 2011 Plan.
During this period, we also issued and sold to our employees, consultants and other service providers an aggregate of 3,464 unregistered shares of Class B common stock upon the exercise of options under our 2011 Plan, at exercise prices ranging from $4.80 to $50.55 per share, for an aggregate exercise price of $50,543.
These transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about Domo.
Use of Proceeds from Public Offering of Class B Common Stock
In July 2018, we closed our initial public offering, in which we sold 10,580,000 shares of Class B common stock at a price to the public of $21.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225348), which was declared effective by the SEC on June 28, 2018. We raised $202.4 million in net proceeds after deducting underwriting discounts and commissions of $15.6 million and offering expenses of $4.2 million. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus, dated June 28, 2018, relating to our initial public offering. We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our initial public offering were Morgan Stanley & Co. LLC, Allen & Company LLC, Credit Suisse Securities (USA) LLC and UBS Securities LLC.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation, to be effective upon completion of the offering	S-1/A	June 18, 2018
3.2	Form of Amended and Restated Bylaws, to be effective upon completion of the offering	S-1/A	June 18, 2018
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	June 18, 2018
10.12+	Confirmatory Employment Letter, dated June 17, 2018, between the registrant and Joshua James	S-1/A	June 18, 2018
10.13+	Confirmatory Employment Letter, dated June 15, 2018, between the registrant and Bruce Felt	S-1/A	June 18, 2018
10.14+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1/A	June 18, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
________________

+	Indicates a management contract or compensatory plan.

*
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Domo, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMO, INC.

Date: September 12, 2018	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)