Form 10-Q
period 2018-10-31
DOMO, INC.
filed 2018-12-13
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
OR
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
__________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 12, 2018, there were approximately 3,263,659 shares of the registrant's Class A common stock and 23,074,264 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$61,972	$205,999
Accounts receivable, net of allowances of $2,919 and $2,004 as of January 31, 2018 and October 31, 2018, respectively	35,484	29,805
Contract acquisition costs	9,661	8,795
Prepaid expenses and other current assets	6,144	8,063
Total current assets	113,261	252,662
Property and equipment, net	14,952	12,664
Contract acquisition costs, noncurrent	11,521	15,486
Intangible assets, net	3,026	4,569
Goodwill	9,478	9,478
Other assets	3,117	1,671
Total assets	$155,355	$296,530
Liabilities, convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$12,121	$4,247
Accrued expenses and other current liabilities	49,428	46,603
Deferred revenue	66,712	72,862
Total current liabilities	128,261	123,712
Deferred revenue, noncurrent	4,244	3,207
Other liabilities, noncurrent	5,324	4,658
Long-term debt	46,332	98,094
Total liabilities	184,161	229,671
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value per share; 15,328 and no shares authorized as of January 31, 2018 and October 31, 2018, respectively; 14,099 and no shares issued and outstanding as of January 31, 2018 and October 31, 2018, respectively	693,158	—
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value per share; no and 10,000 shares authorized as of January 31, 2018 and October 31, 2018, respectively; no shares issued and outstanding as of January 31, 2018 and October 31, 2018	—	—
Class A common stock, $0.001 par value per share; 3,700 shares authorized as of January 31, 2018 and October 31, 2018; no and 3,264 shares issued and outstanding as of January 31, 2018 and October 31, 2018, respectively	—	3
Class B common stock, $0.001 par value per share; 21,200 and 500,000 shares authorized as of January 31, 2018 and October 31, 2018, respectively; 1,639 and 23,074 shares issued and outstanding as of January 31, 2018 and October 31, 2018, respectively	2	23
Additional paid-in capital	35,301	948,686
Accumulated other comprehensive income	506	356
Accumulated deficit	(757,773)	(882,209)
Total stockholders' (deficit) equity	(721,964)	66,859
Total liabilities and stockholders' (deficit) equity	$155,355	$296,530
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Revenue:
Subscription	$22,656	$30,398	$62,811	$85,227
Professional services and other	5,646	6,446	15,640	17,829
Total revenue	28,302	36,844	78,451	103,056
Cost of revenue:
Subscription	9,102	8,193	23,608	24,514
Professional services and other	3,292	4,734	9,177	12,497
Total cost of revenue	12,394	12,927	32,785	37,011
Gross profit	15,908	23,917	45,666	66,045
Operating expenses:
Sales and marketing	33,552	28,034	100,482	101,692
Research and development	18,787	18,803	58,681	58,786
General and administrative	7,280	7,055	21,813	21,906
Total operating expenses	59,619	53,892	180,976	182,384
Loss from operations	(43,711)	(29,975)	(135,310)	(116,339)
Other (expense) income, net	(74)	(2,371)	251	(7,188)
Loss before income taxes	(43,785)	(32,346)	(135,059)	(123,527)
Provision for income taxes	99	199	296	909
Net loss	$(43,884)	$(32,545)	$(135,355)	$(124,436)
Net loss per share, basic and diluted	$(27.27)	$(1.24)	$(85.45)	$(9.61)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,609	26,338	1,584	12,954
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Net loss	$(43,884)	$(32,545)	$(135,355)	$(124,436)
Change in cumulative foreign currency translation adjustments	(15)	(58)	71	(150)
Comprehensive loss	$(43,899)	$(32,603)	$(135,284)	$(124,586)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(in thousands, except share amounts)
(unaudited)

					Stockholders' (Deficit) Equity
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	14,098,937	$693,158	—	$—	1,638,648	$2	$35,301	$506	$(757,773)	$(721,964)
Initial public offering, net of offering costs of $4,091	—	—	—	—	10,580,000	10	202,526	—	—	202,536
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Exercise of stock options	—	—	—	—	20,263	—	276	—	—	276
Stock-based compensation expense	—	—	—	—	—	—	17,313	—	—	17,313
Common stock warrants	—	—	—	—	—	—	126	—	—	126
Change in cumulative foreign currency translation adjustments	—	—	—	—	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	—	—	—	—	(124,436)	(124,436)
Balance as of October 31, 2018	—	$—	3,263,659	$3	23,074,189	$23	$948,686	$356	$(882,209)	$66,859
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2017	2018
Cash flows from operating activities
Net loss	$(135,355)	$(124,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,806	6,692
Amortization of intangible assets	60	60
Amortization of contract acquisition costs	6,655	5,750
Stock-based compensation	7,162	16,913
Reversal of contingent tax-related accrual	—	(3,513)
Capitalized interest	—	1,641
Remeasurement of warrant liability	—	(56)
Change in operating assets and liabilities:
Accounts receivable, net	(570)	5,679
Contract acquisition costs	(10,669)	(9,243)
Prepaid expenses and other	(641)	(1,747)
Accounts payable	2,525	(6,476)
Accrued expenses and other liabilities	3,500	(42)
Deferred revenue	5,691	5,113
Net cash used in operating activities	(115,836)	(103,665)
Cash flows from investing activities
Purchases of property and equipment	(5,091)	(4,673)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	206,627
Payments of costs related to initial public offering	—	(4,063)
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,071	(87)
Debt proceeds, net of issuance costs	(50)	49,651
Proceeds from exercise of stock options	909	276
Repurchases of common stock	(121)	—
Principal payments on capital lease obligations	(27)	(44)
Net cash provided by financing activities	99,782	252,360
Effect of exchange rate changes on cash and cash equivalents	13	5
Net increase in cash and cash equivalents	(21,132)	144,027
Cash and cash equivalents at beginning of period	68,984	61,972
Cash and cash equivalents at end of period	$47,852	$205,999
Supplemental disclosures of cash flow information
Cash paid for income taxes	$506	$815
Cash paid for interest	$22	$4,747
Non-cash investing and financing activities
Purchases of intangible assets in accounts payable	$—	$1,603
Stock-based compensation capitalized as internal-use software	$—	$407
Issuance of warrants in connection with credit facility	$—	$166
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended October 31, 2017 and 2018, the condensed consolidated statement of convertible preferred stock and stockholders' (deficit) equity for the nine months ended October 31, 2018 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2017 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2018, its results of operations for the three and nine months ended October 31, 2017 and 2018 and its cash flows for the nine months ended October 31, 2017 and 2018. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2019 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2018, included in the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 28, 2018, referred to as the Prospectus.
Initial Public Offering
On July 3, 2018, the Company closed its initial public offering (IPO), in which the Company issued and sold 10,580,000 shares (inclusive of the underwriters' over-allotment option to purchase 1,380,000 shares, which was exercised on June 29, 2018) of Class B common stock at $21.00 per share. The Company received aggregate proceeds of $206.6 million, net of underwriters' discounts and commissions, before deducting offering costs of $4.1 million.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the condensed consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the condensed consolidated statements of convertible preferred stock and stockholders’ deficit and the condensed consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and were not material for the three and nine months ended October 31, 2017 and 2018. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2018 and October 31, 2018.
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
Amortization expense related to contract acquisition costs was $2.3 million and $2.1 million for the three months ended October 31, 2017 and 2018, respectively, and $6.7 million and $5.8 million for the nine months ended October 31, 2017 and 2018, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $7.9 million and $1.7 million for the three months ended October 31, 2017 and 2018, respectively, and $19.5 million and $12.1 million for the nine months ended October 31, 2017 and 2018, respectively.
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
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2017 and 2018 or more than 10% of accounts receivable as of January 31, 2018 and October 31, 2018.
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

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2018 and October 31, 2018 by level within the fair value hierarchy (in thousands):

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,210	$—	$—	$15,210
Financial liability:
Series D-2 convertible preferred stock warrants	$—	$—	$229	$229

	October 31, 2018
	Level 1	Level 2	Level 3	Total
	(unaudited)
Cash equivalents:
Money market funds	$200,913	$—	$—	$200,913
There were no realized or unrealized losses or other-than-temporary impairments for money market funds as of January 31, 2018 and October 31, 2018.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Fair Value Measurements (Continued)

The changes in the fair value of the Series D-2 convertible preferred stock and Class B common stock warrant liabilities were as follows (in thousands):

Balance as of January 31, 2018	$229
Decrease in fair value of convertible preferred stock warrants	(16)
Write-off of convertible preferred stock warrant liability due to conversion to warrants on Class B common stock	(213)
Issuance of Class B common stock warrants	166
Decrease in fair value of Class B common stock warrants	(40)
Reclassification to additional paid-in capital of Class B common stock warrant liability due to resolution of contingency	(126)
Balance as of October 31, 2018	$—
The Class B common stock warrant liability was recorded at fair value upon issuance in April 2018 and remeasured on the date the contingency was resolved, which was the effective date of the Company's IPO. The remaining liability balance was then reclassified to additional paid-in capital within stockholders' equity.
At each reporting date or immediately prior to an event that changes the classification of the related warrants from liability to equity, the warrant liabilities are remeasured to fair value using the Black-Scholes option-pricing model. The assumptions used as of January 31, 2018 and during the nine months ended October 31, 2018 were as follows:

	January 31,	October 31,
	2018	2018
Expected stock price volatility	45%	42% - 44%
Expected term	2.6 years	2.6 - 3.0 years
Risk-free interest rate	2.72%	2.54% - 2.60%
Expected dividend yield	—	—
During the three and nine months ended October 31, 2017 and 2018, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2018	2018
Computer equipment and software	$16,201	$16,522
Capitalized internal-use software development costs	11,823	16,371
Leasehold improvements	3,558	2,849
Furniture, vehicles and office equipment	2,430	2,536
	34,012	38,278
Less accumulated depreciation and amortization	(19,060)	(25,614)
	$14,952	$12,664
Depreciation and amortization expense related to property and equipment was $2.0 million and $2.2 million for the three months ended October 31, 2017 and 2018, respectively, and $5.8 million and $6.7 million for the nine months ended October 31, 2017 and 2018, respectively.
The Company capitalized $0.6 million and $1.6 million in software development costs during the three months ended October 31, 2017 and 2018, respectively, and $1.8 million and $4.5 million during the nine months ended October 31, 2017 and 2018, respectively. Amortization of capitalized software development costs was $0.8 million and $1.0 million for the three months ended October 31, 2017 and 2018, respectively, and $2.3 million and $2.9 million for the nine months ended October 31, 2017 and 2018, respectively.
5. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2018	2018
Intellectual property excluding patents	$2,289	$2,289
Software licenses	—	1,603
Patents	950	950
	3,239	4,842
Less accumulated amortization	(213)	(273)
	$3,026	$4,569
Amortization expense related to intangible assets was $20,000 and $20,000 for the three months ended October 31, 2017 and 2018, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2017 and 2018, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 11 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2018	2018
Accrued payroll taxes	$13,925	$11,426
Accrued expenses	11,677	11,347
Accrued bonus	7,200	6,912
Accrued benefits	6,005	6,342
Accrued commissions	6,120	4,370
Employee stock purchase plan liability	—	2,102
Sales and other taxes payable	966	1,239
Other accrued liabilities	3,535	2,865
	$49,428	$46,603
7. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2018 were as follows (in thousands):

Balance as of January 31, 2018		$70,956
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(44,126)
Professional services and other	(3,840)
Total		(47,966)
Increase due to billings excluding amounts recognized as revenue during the period		53,079
Balance as of October 31, 2018		$76,069
Transaction Price Allocated to Remaining Performance Obligations
As of October 31, 2018, approximately $150.8 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $30.8 million of this amount during the year ending January 31, 2019, with an additional $72.6 million being recognized during the year ending January 31, 2020, and the balance recognized thereafter. As of October 31, 2018, approximately $13.7 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $4.3 million of which is expected to be recognized during the year ending January 31, 2019, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
United States	$23,259	$28,232	$65,061	$79,715
Outside the United States	5,043	8,612	13,390	23,341
Total	$28,302	$36,844	$78,451	$103,056
Percentage of revenue by geographic area:
United States	82%	77%	83%	77%
Outside the United States	18%	23%	17%	23%
Other than the United States, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2017 and 2018. As of October 31, 2018, substantially all of the Company’s property and equipment was located in the United States.
9. Line of Credit and Credit Facility
Line of Credit
In July 2016, the Company entered into a two-year secured line of credit that allowed for borrowings up to $20.0 million to fund working capital and general corporate purposes with interest payable on the borrowed amounts at a floating rate equal to the prime rate plus 0.75%. The line of credit was secured by the assets of the Company, excluding intellectual property. The Company was required to pay an annual commitment fee of $50,000 and a fee of 0.25% per year (payable quarterly) on the unused portion of the facility. Origination fees were amortized over the term of the facility as interest expense. Any amounts outstanding under this facility were originally scheduled to be due and payable on July 18, 2018; however, in November 2017 the line of credit was canceled in conjunction with the Company entering into a new credit facility with a different lender. This credit facility is described in further detail below.
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
Each term loan under the credit facility requires interest-only payments until such term loan matures on the first business day of the 37th full month after the date of the credit advance. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.9% as of October 31, 2018. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. There were no amounts capitalized during the three and nine months ended October 31, 2017, and $0.6 million and $1.6 million of interest was capitalized during the three and nine months ended October 31, 2018, respectively.
The original credit facility also required a closing fee of $3.6 million to be paid in full on January 1, 2021. The amendment increased the closing fee payable by the Company from $3.6 million to $4.5 million, 50% of which will be paid on January 1, 2021

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Line of Credit and Credit Facility (Continued)

and the remaining 50% on May 1, 2021. Due to the long-term nature of the $4.5 million closing fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The present value was determined using the effective interest rate of each $50.0 million term loan. The closing fee liability will be accreted to its full value over the term of the respective term loan, with such accretion recorded as interest expense in other income (expense), net in the condensed consolidated statements of operations. As of January 31, 2018, the Company had incurred other upfront issuance fees of $1.2 million, with an additional $0.2 million incurred during the nine months ended October 31, 2018, which were also recorded as debt issuance costs. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the condensed consolidated balance sheets and are being amortized as interest expense in other income (expense), net in the condensed consolidated statements of operations over the term of the respective term loan using the effective interest rate method.
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. The April 2018 amendment revised the financial covenant regarding the ratio of the Company’s outstanding indebtedness to its annualized recurring revenue. Under the amended facility, the minimum ratio is 1.0 on January 31, 2018 and April 30, 2018; 0.95 on July 31, 2018 and October 31, 2018; 0.90 on January 31, 2019 and April 30, 2019; 0.85 on July 31, 2019 and October 31, 2019; and 0.80 on January 31, 2020 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2018 and October 31, 2018.
Under the amended credit facility, the Company is required to pay a $2.0 million fee upon the earlier of (1) the closing of a transaction in which the Company is acquired by a third party and (2) December 4, 2027. The obligation to pay this $2.0 million fee terminated upon the closing of the IPO.
The Company incurred interest expense of $43,000 and $3.1 million for the three months ended October 31, 2017 and 2018, respectively, and $0.1 million and $7.9 million for the nine months ended October 31, 2017 and 2018, respectively.
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
The Company is involved in legal proceedings from time to time arising in the normal course of business. As of January 31, 2018 and October 31, 2018, there were no significant outstanding claims against the Company.
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
Operating Leases
The Company has entered into noncancelable operating lease arrangements primarily for office space with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $1.5 million and $1.9 million for the three months ended October 31, 2017 and 2018, respectively, and $3.8 million and $5.1 million for the nine months ended October 31, 2017 and 2018, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Stockholders' (Deficit) Equity (Continued)

Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2018 and October 31, 2018, no shares of preferred stock were issued and outstanding.
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
At January 31, 2018 and October 31, 2018, there were 3,700,000 shares of Class A common stock authorized. There were no shares of Class A common stock issued and outstanding at January 31, 2018 and 3,263,659 shares of Class A common stock issued and outstanding at October 31, 2018.
At January 31, 2018 and October 31, 2018, there were 21,200,000 and 500,000,000 shares of Class B common stock authorized, respectively, and 1,638,648 and 23,074,189 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the amendment to the credit facility that occurred in April 2018, the warrants to purchase 28,462 shares of Series D-2 convertible preferred stock described in Note 9 were amended to warrants to purchase 66,664 shares of Class B common stock at an exercise price equal to $45.00 per share. The warrants are exercisable at any time prior to expiration, which occurs on the earlier of the third anniversary of the IPO or December 2027. Due to the exercise price-related contingency that existed with these warrants, the fair value upon issuance was recorded as an increase to other liabilities, noncurrent and debt issuance costs and is being amortized over the term of the credit facility as interest expense. The liability was revalued each reporting period until the contingency was resolved and the change in fair value was recorded in other income (expense), net. The contingency was resolved on the effective date of the Company's IPO, at which time the liability was remeasured to fair value and the remaining liability balance was reclassified to additional paid-in capital within stockholders' equity.
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
At January 31, 2018 and October 31, 2018, all warrants were outstanding and exercisable.
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
A total of 5,238,423 shares of Class B common stock are reserved for issuance under the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning in 2019,

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Equity Incentive Plans (Continued)

equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year.
In connection with the IPO, the 2011 Plan was terminated. With the establishment of the 2018 Plan, the Company no longer grants equity-based awards under the 2011 Plan and any shares that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations, under the 2011 Plan, will become available for future grant under the 2018 Plan. As of October 31, 2018, there were 5,497,474 shares available for grant under the 2018 Plan.
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Cost of revenue:
Subscription	$13	$74	$36	$144
Professional services and other	10	34	31	112
Sales and marketing	453	1,441	1,505	5,490
Research and development	628	1,630	1,745	5,106
General and administrative	1,273	1,461	3,820	6,056
Interest expense	8	14	25	5
Total	$2,385	$4,654	$7,162	$16,913
Stock Options
Stock options typically vest over a four year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $13.20 per share for the three and nine months ended October 31, 2017. No stock options were granted during the three and nine months ended October 31, 2018. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected stock price volatility	47%
Expected life of options	6 years
Risk-free interest rate	1.83%
Expected dividend yield	—
Fair value of common stock	$28.20

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Equity Incentive Plans (Continued)

The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2018:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at January 31, 2018	2,465,242	$21.90	6.4	$12,185
Exercised	(20,263)	13.13
Forfeited	(93,454)	30.81
Expired	(117,001)	35.10
Balance at October 31, 2018	2,234,524	$20.92	5.0	$7,058
Vested and exercisable at October 31, 2018	2,046,000	$20.15	4.7	$7,058
The aggregate intrinsic value of options exercised was $532,000 and $8,000 for the three months ended October 31, 2017 and 2018, respectively, and $2.5 million and $0.2 million for the nine months ended October 31, 2017 and 2018, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of vested options as of October 31, 2018 is based on the market closing price of the Company's Class B common stock on that date.
As of October 31, 2018, there was $2.3 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.3 years.
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
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2018	1,001,226	$23.40
Granted	428,338	22.76
Canceled	(149,880)	23.40
Outstanding as of October 31, 2018	1,279,684	$23.23
As of October 31, 2018, there was $18.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP and a total of 1,047,684 shares of Class B common stock were initially reserved for issuance under the ESPP. The number of shares of Class B common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning in 2019 equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Equity Incentive Plans (Continued)

day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year.
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
As of October 31, 2018, a total of 887,081 shares were issuable to employees based on contribution elections made under the ESPP and no shares had yet been purchased. As of October 31, 2018, total unrecognized stock-based compensation related to the ESPP was $5.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected stock price volatility	31% - 36%
Expected term	0.75 - 2.25 years
Risk-free interest rate	2.22% - 2.54%
Expected dividend yield	–
13. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax expense was $0.1 million and $0.2 million for the three months ended October 31, 2017 and 2018, respectively, and $0.3 million and $0.9 million for the nine months ended October 31, 2017 and 2018, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The remeasurement resulted in a provisional reduction in deferred tax assets, which was fully offset by a corresponding change to the Company’s valuation allowance. The impact will likely be subject to ongoing technical guidance and accounting interpretation, which the Company will continue to monitor and assess. There have not been material changes to the provisional amounts recorded related to the Tax Act as of October 31, 2018.

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
The following tables set forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and nine months ended October 31, 2017 and 2018 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2017		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(43,884)	$(4,033)	$(28,512)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,609	3,264	23,074
Net loss per share, basic and diluted	$—	$(27.27)	$(1.24)	$(1.24)

	Nine Months Ended October 31,
	2017		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(135,355)	$(14,356)	$(110,080)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,584	1,495	11,459
Net loss per share, basic and diluted	$—	$(85.45)	$(9.61)	$(9.61)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Convertible preferred stock on an if-converted basis	14,098,937	—	13,885,039	7,643,380
Options to purchase common stock	534,985	472,191	563,918	497,440
Restricted stock units	—	250,527	—	178,866
Employee stock purchase program	—	47,782	—	72,636
Common stock warrants	2,976	2,802	3,036	2,904
	14,636,898	773,302	14,451,993	8,395,226
15. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2018 and October 31, 2018, the Company had $0.6 million and $32,000 receivable from these customers, respectively. As of January 31, 2018 and October 31, 2018, amounts payable to these vendors were immaterial. During the three months ended October 31, 2017 and 2018 and the nine months ended October 31, 2017 and 2018, the Company recognized revenue of $0.4 million, $0.5 million, $1.2 million and $1.4 million, respectively, related to these customers. During the three months ended October 31, 2017 and 2018 and the nine months ended October 31, 2017 and 2018, the Company recognized expense of $0.2 million, $0.1 million, $0.5 million and $0.5 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.1 million, $0, $0.3 million and $0.3 million during the three months ended October 31, 2017 and 2018 and the nine months ended October 31, 2017 and 2018, respectively.
16. Subsequent Events
In November 2018, the Company issued RSUs for an aggregate of 1,315,055 shares of Class B common stock with a grant date fair value of $16.53 per share.

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
We had total revenue of $28.3 million and $36.8 million for the three months ended October 31, 2017 and 2018, respectively, reflecting a year-over-year increase of 30%. For the nine months ended October 31, 2017 and 2018, we had total revenue of $78.5 million and $103.1 million, respectively, representing year-over-year growth of 31%. For the three and nine months ended October 31, 2017 and 2018, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 82% and 77% or our total revenue for the three months ended October 31, 2017 and 2018, respectively, and 83% and 77% of our total revenue for the nine months ended October 31, 2017 and 2018, respectively. We are focused on growing our international business and will continue to invest in sales operations outside the United States.
We have incurred significant net losses since our inception, including net losses of $43.9 million and $32.5 million for the three months ended October 31, 2017 and 2018, respectively, and $135.4 million and $124.4 million for the nine months ended October 31, 2017 and 2018, respectively, and had an accumulated deficit of $882.2 million at October 31, 2018. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Recent Developments
On July 3, 2018, we closed our initial public offering, or IPO, in which we issued and sold 10,580,000 shares of Class B common stock at $21.00 per share. We received aggregate proceeds of $206.6 million, net of underwriters' discounts and commissions, before deducting offering costs of $4.1 million.
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
As of October 31, 2018, we had over 1,600 customers. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
The following table sets forth our billings for the three and nine months ended October 31, 2017 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Billings (in thousands)	$30,015	$38,791	$84,142	$108,169
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(in thousands)
Revenue:
Subscription	$22,656	$30,398	$62,811	$85,227
Professional services and other	5,646	6,446	15,640	17,829
Total revenue	28,302	36,844	78,451	103,056
Cost of revenue:
Subscription(1)	9,102	8,193	23,608	24,514
Professional services and other(1)	3,292	4,734	9,177	12,497
Total cost of revenue	12,394	12,927	32,785	37,011
Gross profit	15,908	23,917	45,666	66,045
Operating expenses:
Sales and marketing(1)	33,552	28,034	100,482	101,692
Research and development(1)	18,787	18,803	58,681	58,786
General and administrative(1)(2)	7,280	7,055	21,813	21,906
Total operating expenses	59,619	53,892	180,976	182,384
Loss from operations	(43,711)	(29,975)	(135,310)	(116,339)
Other income (expense), net(1)	(74)	(2,371)	251	(7,188)
Loss before income taxes	(43,785)	(32,346)	(135,059)	(123,527)
Provision for income taxes	99	199	296	909
Net loss	$(43,884)	$(32,545)	$(135,355)	$(124,436)
________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue:
Subscription	$13	$74	$36	$144
Professional services and other	10	34	31	112
Sales and marketing	453	1,441	1,505	5,490
Research and development	628	1,630	1,745	5,106
General and administrative	1,273	1,461	3,820	6,056
Other (expense) income, net	8	14	25	5
Total	$2,385	$4,654	$7,162	$16,913

(2)
Includes amortization of intangible assets of $20,000 and $20,000 for the three months ended October 31, 2017 and 2018, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2017 and 2018, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Revenue:
Subscription	80%	83%	80%	83%
Professional services and other	20	17	20	17
Total revenue	100	100	100	100
Cost of revenue:
Subscription	32	22	30	24
Professional services and other	12	13	12	12
Total cost of revenue	44	35	42	36
Gross margin	56	65	58	64
Operating expenses:
Sales and marketing	119	76	128	99
Research and development	66	51	75	57
General and administrative	25	19	27	21
Total operating expenses	210	146	230	177
Loss from operations	(154)	(81)	(172)	(113)
Other (expense) income, net	—	(6)	—	(7)
Loss before income taxes	(154)	(87)	(172)	(120)
Provision for income taxes	—	1	—	1
Net loss	(154)%	(88)%	(172)%	(121)%
Discussion of the Three Months Ended October 31, 2017 and 2018
Revenue

	Three Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$22,656	$30,398	$7,742	34%
Professional services and other	5,646	6,446	800	14
Total revenue	$28,302	$36,844	$8,542	30
Percentage of revenue:
Subscription	80%	83%
Professional services and other	20	17
Total	100%	100%
Total revenue was $36.8 million for the three months ended October 31, 2018, compared to $28.3 million for the three months ended October 31, 2017, an increase of $8.5 million, or 30%. Subscription revenue was $30.4 million, or 83% of total revenue, for the three months ended October 31, 2018, compared to $22.7 million, or 80% of total revenue, for the three months ended October 31, 2017. The increase in subscription revenue was primarily due to a $6.1 million increase from new customers and a $1.6 million increase from existing customers. Our customer count increased 18% from October 31, 2017 to October 31, 2018. We anticipate that as we continue to close new business and retain our customers that subscription revenue will continue to increase as a percent of total revenue.
Professional services and other revenue was $6.4 million, or 17% of total revenue, for the three months ended October 31, 2018, compared to $5.6 million, or 20% of total revenue, for the three months ended October 31, 2017. This increase is due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$9,102	$8,193	$(909)	(10)%
Professional services and other	3,292	4,734	1,442	44
Total cost of revenue	$12,394	$12,927	$533	4
Gross profit	$15,908	$23,917	$8,009	50
Gross margin:
Subscription	60%	73%
Professional services and other	42	27
Total gross margin	56	65
Cost of subscription revenue was $8.2 million for the three months ended October 31, 2018, compared to $9.1 million for the three months ended October 31, 2017, a decrease of $0.9 million, or 10%. The decrease in cost of subscription revenue was primarily due to optimization of our third-party hosting services.
Cost of professional services and other revenue was $4.7 million for the three months ended October 31, 2018, compared to $3.3 million for the three months ended October 31, 2017. This increase is primarily due to a higher volume of services provided and increased rates from third-party consultants related to implementation and training.
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
Operating Expenses

	Three Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$33,552	$28,034	$(5,518)	(16)%
Research and development	18,787	18,803	16	—
General and administrative	7,280	7,055	(225)	(3)
Total operating expenses	$59,619	$53,892	$(5,727)	(10)
Percentage of revenue:
Sales and marketing	119%	76%
Research and development	66	51
General and administrative	25	19
Sales and marketing expenses were $28.0 million for the three months ended October 31, 2018, compared to $33.6 million for the three months ended October 31, 2017, a decrease of $5.5 million, or 16%. The change was primarily due to a $5.8 million decrease in expense related to marketing programs, offset by a $0.3 million increase in employee-related costs. The increase in employee-related costs includes a $1.0 million increase in stock-based compensation for RSUs granted in the fourth quarter of the prior fiscal year.
Sales and marketing expense as a percentage of total revenue decreased from 119% in the three months ended October 31, 2017 to 76% in the three months ended October 31, 2018. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses remained flat at $18.8 million for the three months ended October 31, 2018 and October 31, 2017. Employee-related costs increased by $1.0 million, most of which related to stock-based compensation for RSUs granted in the fourth quarter of the prior fiscal year. This increase was mostly offset by an $0.8 million increase in capitalized software development costs (resulting in decreased expense).
Research and development expense as a percentage of revenue decreased from 66% in the three months ended October 31, 2017 to 51% in the three months ended October 31, 2018. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $7.1 million for the three months ended October 31, 2018, compared to $7.3 million for the three months ended October 31, 2017, a decrease of $0.2 million, or 3%. The decrease was primarily due to a $0.5 million reduction in professional fees.
General and administrative expenses as a percent of revenue decreased from 25% in the three months ended October 31, 2017 to 19% in the three months ended October 31, 2018. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, compliance, insurance, and investor relations.
Other Income (Expense), Net

	Three Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(74)	$(2,371)	$(2,297)	3,104%
Other income (expense), net increased by $2.3 million primarily due to an increase in interest expense of $3.1 million due to the credit facility entered into in December 2017 and amended in April 2018, offset by an increase in interest income of $0.9 million from interest earned on IPO proceeds. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility and higher interest rates. We also expect interest income to decrease over time in conjunction with the expected use of cash to fund our operations.
Provision for Income Taxes

	Three Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Provision for income taxes	$99	$199	$100	101%
Provision for income taxes increased slightly due to expanded foreign operations. We expect income tax expense to continue to increase in conjunction with growth in our international subsidiaries.

Discussion of the Nine Months Ended October 31, 2017 and 2018
Revenue

	Nine Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$62,811	$85,227	$22,416	36%
Professional services and other	15,640	17,829	2,189	14
Total revenue	$78,451	$103,056	$24,605	31
Percentage of revenue:
Subscription	80%	83%
Professional services and other	20	17
Total	100%	100%
Total revenue was $103.1 million for the nine months ended October 31, 2018, compared to $78.5 million for the nine months ended October 31, 2017, an increase of $24.6 million, or 31%. Subscription revenue was $85.2 million, or 83% of total revenue, for the nine months ended October 31, 2018, compared to $62.8 million, or 80% of total revenue, for the nine months ended October 31, 2017. The increase in subscription revenue was primarily due to a $17.5 million increase from new customers and a $4.9 million increase from existing customers. Our customer count increased 18% from October 31, 2017 to October 31, 2018.
Professional services and other revenue was $17.8 million, or 17% of total revenue, for the nine months ended October 31, 2018, compared to $15.6 million, or 20% of total revenue, for the nine months ended October 31, 2017. This increase is due to a higher volume of implementation and training services provided to our customers.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$23,608	$24,514	$906	4%
Professional services and other	9,177	12,497	3,320	36
Total cost of revenue	$32,785	$37,011	$4,226	13
Gross profit	$45,666	$66,045	$20,379	45
Gross margin:
Subscription	62%	71%
Professional services and other	41	30
Total gross margin	58	64
Cost of subscription revenue was $24.5 million for the nine months ended October 31, 2018, compared to $23.6 million for the nine months ended October 31, 2017, an increase of $0.9 million, or 4%. The increase in cost of subscription revenue was primarily due to employee-related costs, which increased by $1.8 million primarily as a result of increased international customer support headcount and salary increases. Other increases included $0.6 million in amortization of capitalized software developments costs and $0.6 million related to the Company's data center. These increases were offset by a decrease of $2.3 million related to optimization of our third-party hosting services.
Cost of professional services and other revenue was $12.5 million for the nine months ended October 31, 2018, compared to $9.2 million for the nine months ended October 31, 2017. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.

Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier use of third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
Operating Expenses

	Nine Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$100,482	$101,692	$1,210	1%
Research and development	58,681	58,786	105	—
General and administrative	21,813	21,906	93	—
Total operating expenses	$180,976	$182,384	$1,408	1
Percentage of revenue:
Sales and marketing	128%	99%
Research and development	75	57
General and administrative	27	21
Sales and marketing expenses were $101.7 million for the nine months ended October 31, 2018, compared to $100.5 million for the nine months ended October 31, 2017, an increase of $1.2 million, or 1%. The increase was primarily due to an increase of $5.7 million in employee-related costs, including $4.3 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $1.4 million attributable to higher headcount and salary increases. These increases were offset by a $4.7 million decrease in marketing programs and event costs.
Sales and marketing expense as a percentage of total revenue decreased from 128% in the nine months ended October 31, 2017 to 99% in the nine months ended October 31, 2018.
Research and development expenses remained flat at $58.8 million for both periods. Employee-related costs increased by $5.0 million, including $4.3 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.7 million attributable to salary increases. This increase was offset by a decrease of $2.6 million in third-party web services for internal use and a $2.4 million increase in capitalized software development costs (resulting in decreased expense).
Research and development expense as a percentage of revenue decreased from 75% in the nine months ended October 31, 2017 to 57% in the nine months ended October 31, 2018.
General and administrative expenses was flat at $21.9 million for both periods. Employee-related costs increased by $3.5 million, including $3.1 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.4 million attributable to higher headcount and salary increases. This was offset by a $3.5 million reversal of a contingent tax-related accrual.
General and administrative expenses as a percent of revenue decreased from 27% in the nine months ended October 31, 2017 to 21% in the nine months ended October 31, 2018.

Other Income (Expense), Net

	Nine Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Other (expense) income, net	$251	$(7,188)	$(7,439)	(2,964)%
Other income (expense), net increased $7.4 million. This increase is primarily due to an increase in interest expense of $7.8 million related to the credit facility entered into in December 2017 and amended in April 2018. Other changes included increased expense of $0.9 million due to the impacts of foreign exchange rates, offset by interest income on IPO proceeds of $1.2 million.
Provision for Income Taxes

	Nine Months Ended October 31,
	2017	2018	$ Change	% Change
	(in thousands)
Provision for income taxes	$296	$909	$613	207%
Provision for income taxes increased $0.6 million due to expanded foreign operations.
Liquidity and Capital Resources
As of October 31, 2018, we had $206.0 million of cash and cash equivalents. Our cash equivalents are comprised primarily of money market funds. On July 3, 2018, we closed our initial public offering of 10,580,000 shares of Class B common stock at an initial price to the public of $21.00 per share, resulting in aggregate net proceeds to us of  $206.6 million, after deducting underwriting discounts and offering expenses payable by us. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility pursuant to which we incurred an additional $20 million in term loan borrowings for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.
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
Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2018. Each term loan requires that we pay only interest until such term loan matures on the first business day of the 37th full month after the date of the credit advance. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and

(2) three-month LIBOR plus 5.5% per year. As of October 31, 2018, the interest rate was approximately 7.9%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50 million in term loan borrowings under the credit facility which matures on January 1, 2021.
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
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. As amended, the minimum ratio is 1.0 on January 31, 2018 and April 30, 2018; 0.95 on July 31, 2018 and October 31, 2018; 0.90 on January 31, 2019 and April 30, 2019; 0.85 on July 31, 2019 and October 31, 2019; and 0.80 on January 31, 2020 through the maturity date. The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2018 and October 31, 2018. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Nine Months Ended October 31,
	2017	2018
	(in thousands)
Net cash used in operating activities	$(115,836)	$(103,665)
Net cash used in investing activities	(5,091)	(4,673)
Net cash provided by financing activities	99,782	252,360
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
Net cash used in operating activities during the nine months ended October 31, 2017 consisted of cash outflows of $205.5 million exceeding the $89.7 million of cash collected from customers. Significant components of cash outflows included $111.5 million for personnel costs and $56.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash used in operating activities during the nine months ended October 31, 2018 consisted of cash outflows of $222.2 million exceeding the $118.5 million of cash collected from customers. Significant components of cash outflows included $109.0 million for personnel costs and $60.0 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases. Significant components of purchased property and equipment include computer equipment and software for our data center.

Net cash used in investing activities during the nine months ended October 31, 2017 consisted primarily of $3.3 million of purchased property and equipment and $1.8 million of capitalized development costs related to internal-use software.
Net cash used in investing activities during the nine months ended October 31, 2018 consisted primarily of $4.5 million of capitalized development costs related to internal-use software and $0.2 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds from our IPO, issuances of convertible preferred stock, proceeds from our credit facility and to a lesser extent, proceeds received from stock option exercises.
Net cash provided by financing activities for the nine months ended October 31, 2017 consisted primarily of $99.1 million of net proceeds from the issuance of convertible preferred stock and $0.9 million from proceeds received from stock option exercises.
Net cash provided by financing activities for the nine months ended October 31, 2018 consisted primarily of $202.6 million of IPO proceeds (net of underwriters' discounts and commissions and offering costs paid during the period), $49.7 million of proceeds from our credit facility, net of issuance costs and $0.3 million from proceeds received from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in the Prospectus.
Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
We had cash and cash equivalents of $206.0 million as of October 31, 2018 which consisted of bank deposits and money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to our cash equivalents.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing, which matures on January 1, 2021. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018, which matures on May 1, 2021. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of October 31, 2018, the interest rate was approximately 7.9%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2018, we had total debt outstanding with a carrying amount of $98.1 million, which approximates fair value. A hypothetical 10% change in interest rates after October 31, 2018 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $43.9 million and $32.5 million for the three months ended October 31, 2017 and 2018, respectively, and $135.4 million and $124.4 million for the nine months ended October 31, 2017 and 2018, respectively, and had an accumulated deficit of $882.2 million at October 31, 2018. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 46% in the fiscal year ended January 31, 2018 compared to the prior year; however, revenue grew only 31% in the nine months ended October 31, 2018 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $882.2 million as of October 31, 2018. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $115.8 million and $103.7 million for the nine months ended October 31, 2017 and 2018, respectively.  As of October 31, 2018, we had cash and cash equivalents of $206.0 million and no amounts available to draw under our credit facility.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 82%, 77%, 83% and 77% of our total revenue for the three and nine months ended October 31, 2017 and 2018, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2018, we had 88 issued U.S. patents covering our technology and 41 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
As of October 31, 2018, 23,074,189 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The resale of all of 12,493,611 shares, or approximately 54% of our outstanding shares of Class B common stock, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning December 26, 2018. In addition, the shares of Class B common stock subject to outstanding options and warrants, of which 2,046,000 and 73,726 were exercisable as of October 31, 2018, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements, subject to applicable securities law restrictions. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 54%, of our Class A and Class B common stock as of October 31, 2018 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Public Offering of Class B Common Stock
In July 2018, we closed our initial public offering, in which we sold 10,580,000 shares of Class B common stock at a price to the public of $21.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225348), which was declared effective by the SEC on June 28, 2018. We raised $202.5 million in net proceeds after deducting underwriting discounts and commissions of $15.6 million and offering expenses of $4.1 million. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus, dated June 28, 2018, relating to our initial public offering. We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our initial public offering were Morgan Stanley & Co. LLC, Allen & Company LLC, Credit Suisse Securities (USA) LLC and UBS Securities LLC.

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

DOMO, INC.

Date: December 12, 2018	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)