Form 10-K
period 2019-01-31
DOMO, INC.
filed 2019-04-15
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended January 31, 2019
OR
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
__________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to be file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2018, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $381.4 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 29, 2019, there were approximately 3,263,659 shares of the registrant's Class A common stock and 23,793,233 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, or the 2019 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “Domo,” “we,” “us,” “our,” “the Company,” and similar references refer to Domo, Inc. and its consolidated subsidiaries.
This Annual Report on Form 10-K, including the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, key metrics, ability to generate cash flow and ability to achieve and maintain future profitability;

•	the anticipated trends, market opportunity, growth rates and challenges in our business and in the business intelligence software market;

•	the efficacy of our sales and marketing efforts;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to and capitalize on rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to develop new product features;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to protect our customers' data and proprietary information;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property; and

•	our ability to comply with all governmental laws, regulations and other legal obligations.
Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part I, Item 1A ("Risk Factors").
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

PART I
Item 1. Business
Overview
Domo is an operating system that powers a business, enabling all employees, from the CEO to front-line workers, to access real-time data and insights and take action from their smartphone. This is possible because Domo digitally connects all the people, data and systems in an organization.
Through Domo’s platform, data from across the business is collected, stored, prepared, organized, analyzed, visualized, and shared. Algorithms and machine learning can be applied to the data that allow alerts to be triggered and actions invited. Users can receive these notifications on any device and immediately act on the invitation, after which the system can write back to the original system of record. Because Domo can digitally connect any organization and empower each of its employees, we believe our market potential is every working person with a mobile device. Because we leverage the power of the cloud, our platform can process extremely large volumes of quantitative and qualitative data while maintaining high performance levels. On a typical business day, our customers in the aggregate typically query several hundred trillion rows from uncached queries. Even with this volume of data, we maintain a subsecond average query response time. In aggregate, the data in Domo can be indexed anonymously.
We have made significant investments to build an enterprise-grade platform with the scale, speed and security to support the world's largest organizations, regardless of where they are in their digital transformation journey. In many ways, building Domo was like building seven start-ups in one. We built connectors to connect real-time to all of the data within a company and bring all that data into a warehouse and developed a data engine that is able to manage up to trillions of rows of data. We built visualization tools that enable our users to explore the data on any device and enable them to collaborate on the data in real time. We built our artificial intelligence and machine learning engine that is able to find correlations within the data and invites users to action. To enable our users to develop the applications they wanted on top of this platform, we built an app store with pre-built applications as well as the tools for users to build their own applications. That's why Domo is more than just a business intelligence, data warehouse, data discovery, analytics, collaboration, dashboarding, visualization or reporting tool. These tools and technologies are typically provided by separate vendors today. Domo combines all of them in a single platform that can augment a customer's existing infrastructure with the following:

•
Connectors: Domo offers more than 1,000 powerful, first-class connectors which we define as read/write, API and standards based connectors that are available in the Domo Appstore, as well as a library of very flexible universal connectors that currently power over one hundred thousand Domo datasets, enabling all users, regardless of technical ability, to connect to data across a broad range of sources and facilitate initiation of business processes. These connectors enable data to be continuously synchronized in real time, fostering visibility and interoperability across a broad range of data sources.

•
Data Warehouse: Our data warehouse, Adrenaline, stores massive amounts of data from across the business, organizes that data across many factors or variables and employs a massive number of processors to query that data in parallel, enabling employees across the organization to simultaneously access the same data for their various needs with subsecond response times on average.

•
Domo ETL: Fusion is our data transformation engine that sorts customer data, making it possible for any dataset connected to Domo to be cleansed, combined and prepared for use leveraging Magic ETL, Data Flows and hygiene algorithms.

•
Data Analysis and Visualization: Our Explorer analytics suite allows users to analyze, display, share and interact with data through pixel-perfect visualizations. Explorer is a data discovery tool that seamlessly works on mobile as well as on wall monitors in executive offices or manufacturing facility floors.

•
Collaboration: Buzz is our standalone collaboration and productivity suite that integrates seamlessly with Domo's other features. Chat, sharing, organizational charts, profiles, and project management all help foster an engaged and curious workforce, so that anyone in an organization can participate in improving the business.

•
Artificial Intelligence Algorithms: Domo's Mr. Roboto leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. Mr. Roboto constantly scans incoming data to identify trends, anomalies and correlations, providing alerts and initiating business processes.

•
Partner Ecosystem: With the Domo Appstore, APIs and developer tool kits, Domo enables an ecosystem of partners to quickly build applications on the platform. We believe this will be a meaningful source of future lead generation as application creation investment thresholds are high.

As of January 31, 2019, we had more than 1,700 organizations as customers, including 447 customers with more than $1 billion in revenue, which we refer to as enterprise customers. For the years ended January 31, 2017, 2018 and 2019, our enterprise customers accounted for 47%, 46% and 45% of our revenue for such periods, respectively. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue, with a particular emphasis on enterprise customers. We employ a land-and-expand business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within the enterprise. Over the year ended January 31, 2019, our subscription net revenue retention rate, which compares the subscription revenue generated from a cohort of customers that generated subscription revenue at the beginning of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), averaged over 100%, 110% and 100% for all customers, enterprise customers and non-enterprise customers, respectively. By comparison, over the year ended January 31, 2018, our subscription net revenue retention rates averaged over 100%, 115% and 95% for all customers, enterprise customers and non-enterprise customers, respectively.
For the years ended January 31, 2017, 2018 and 2019, we had total revenue of $74.5 million, $108.5 million and $142.5 million, respectively, representing year-over-year growth of 46% and 31%, respectively. For the years ended January 31, 2017, 2018 and 2019, our net loss was $183.1 million, $176.6 million and $154.3 million, respectively.
The Domo Solution
We believe business technology must be as easy-to-use and intuitive as mobile consumer applications, while providing enterprise-grade scalability and security features. Everyone, from a CEO to a front-line employee, benefits from the functionality that Domo provides. Our platform fosters collaboration, efficient decision making, increased organizational productivity, and generates improved business results. The platform also is designed to help IT leaders deliver value rapidly to the business by seamlessly complementing their existing systems and infrastructure and unlocking value from their fragmented data and systems. While developing our platform, we have been focused on four key pillars.
All of Your People
Our platform enables every type of employee to connect to, analyze, and leverage data from their smartphone. When everyone can use data, the value of the data increases significantly and everyone is equipped with a common set of facts across all levels of an organization. As a result, data-driven knowledge proliferates throughout an organization as more employees become capable of contributing to shared, collaborative analysis. When freed from the constraints of traditional business intelligence tools, these employees tend to not only become increasingly productive, but also feel more connected to the broader organization.
All of Your Data in Real Time
Our platform provides real-time access to quantitative and qualitative data, including through more than 1,000 powerful first-class connectors as well as a library of very flexible universal connectors that currently power over one hundred thousand Domo datasets. In addition, through Domo Workbench, organizations can connect to proprietary data sources regardless of where those data sources reside within an organization. This comprehensive approach enables every type of employee to design customized, real-time views of data and data trends. For example, a marketer can design a visualization that includes real-time data of the click-through rates of the online advertisements, the impact of regional marketing campaigns, and the benchmarks of his organization's campaigns across the years.
Intelligence that Invites Actions
Our platform leverages artificial intelligence, including machine learning algorithms and predictive analytics, to continuously power more advanced insights, recommendations and alerts. We thereby enable employees to be aware of what is happening on a real-time basis, and take appropriate action where necessary. As more organizations and users adopt our platform, we have access to more data, and our indices become more powerful, resulting in more effective benchmarking. Our platform, based on ongoing variance analysis, is capable of providing personalized, proactive alerts and recommended actions to every employee and writing back to source applications based on predetermined actions triggered after certain thresholds or behavior has occurred. In the case of a bakery, for example, our platform can alert the owner that she does not have enough flour to meet tomorrow’s demand and recommend a supply schedule to prevent future stock-outs.

Domo Appstore
We have prebuilt applications for specific use cases, and our users, including development partners, can build tailored applications to address a wide range of potential use cases, with limited training and no or limited IT involvement required. These applications range from a real-time social index to evaluate an organization's engagement across various social media platforms to a predictive analytics toolkit that allows users to analyze "what if" scenarios and forecast the direction of key business metrics to an aggregator for an organization’s relevant mobile application statistics. To date, these applications have been adopted across a broad range of industries. Additionally, through the Domo Appstore, users have the option to make their applications available to all Domo users. This application ecosystem generates a powerful network for our platform — as users build, adopt and use additional applications, usage increases within an organization, which enables our platform to deliver even more powerful insights to those users.
Through the power of Domo’s comprehensive cloud-based platform, organizations can finally provide all of their data, to all of their employees, all of the time.
Key Benefits of Our Solution
Domo is more than just a business intelligence, data connection, data warehouse, data transformation or ETL, data discovery, analytics, collaboration, dashboarding, visualization or reporting tool. These tools and technologies are typically provided by separate vendors today. Domo combines all of them in a single platform and enables truly digitally connected organizations.
The Domo platform delivers six core benefits, and from the combination of these six, customers benefit from a seventh, a virtuous cycle of optimization:
Executive and Outcome Focused Mobile Solution
From the beginning, we targeted CEOs as key users of our platform. That concept has fundamentally influenced every aspect of the Domo platform from architecture to user experience. CEOs have huge demands on their time, are constantly on the move, do not have time or desire to learn complex software, need answers that quickly drive decisions, need to create alignment within their organization, need to focus on the exceptional items that should bubble up in their business instead of turning over every stone to see if something is off, and hunger for as much collaborative and correlative signal as they can get. Our platform was designed to meet each of these needs.
Our native mobile application enables all employees, not just CEOs, to effectively manage their businesses and responsibilities using any device. Employees can see current status of business operations and receive automatic alerts for when they need to take action, delivered directly to their smartphone. Anyone can edit and interact with data and share it with colleagues in real time directly from their smartphone. While Domo was designed with mobile users first in mind, it is automatically accessible across laptops, TV screens, monitors, tablets and smartphones, via different browsers and visualization engines, which is a competitive differentiator.
Universal Data Model — Data Platform and Transformation
Domo is changing the way people think about data. Data is no longer a currency only to be banked, but is the fuel that drives the business. Domo puts data to work, all of the data, together in an integrated, robust system, for all of the business’s employees. To accomplish this, Domo created a distributed data platform that was engineered to ingest, process, clean, prepare and make queryable all of a business’s available data, and serve it back with a subsecond average query response time, not just from a couple of databases or a single warehouse, or a few external cloud apps, but from all of the data, including systems that come online outside of IT’s influence like the myriad of cloud software providers each department might be leveraging. We believe that all of a business’s quantitative and qualitative data must be brought together, in one system, in order to deliver the types of encompassing views and timely insights today’s leaders must have. Our portfolio of connectors and cloud-based data warehouse provides a massively scalable solution to enable businesses to connect to their data systems. Our cloud-based ETL suite allows all of that data to be transformed and prepared together in a universal data format, enabling users to easily incorporate, change or discontinue different data sources without disruption. Our fast query engine searches the data, enabling insights to be generated. Now business leaders can have fully comprehensive views of what is happening, across all departments and across all systems.
Digitally Connected Organization — Interconnecting and Orchestrating across Disparate Systems
Businesses use many separate software systems to facilitate core elements of managing their business. This means there is no natural opportunity to leverage a broader, more holistic view of the state of the business or to take broadly informed actions and decision paths. It is very difficult to create alignment across the disparate organizations that use the siloed systems. This often creates walled gardens of data inside the business and blocks departments and teams from being able to effectively work full life cycle problems with each other. It also cripples the C-suite from being able to truly understand the nature of a problem or opportunity. Our comprehensive, cloud-based platform weaves seven critical platform components together to exploit this opportunity to increase alignment, accuracy and effectiveness of business leaders: data connections, data warehouse, data management, data analysis and visualization, artificial intelligence algorithms, and our partner ecosystem. An action in one system can have its influence measured in another, combined together in the same view, such as when marketing automation affects sales revenue generation, which in turn affects financial performance, to truly understand how best to guide the business.
Productivity — Fosters Getting Work Done Together
Our platform enables all employees to engage with each other with real-time data and business results at the center of the conversation. Employees can easily find others in their organization who access similar data and invite them and others with the appropriate permissions to engage in richer conversations to achieve business results. With Domo, users collaborate where the data lives, increasing everyone’s productivity and ability to act on the data. Our platform also enables organizations to share their data and collaborate with customers, suppliers and other partners outside of the organization. Additionally, any user can schedule critical insights to be delivered to the right inboxes, ensuring the right stakeholders are being kept up-to-date on relevant developments.
Enterprise Security, Scalability and Compliance
We have invested significantly to build security features in our platform that have enabled us to expand our presence within the enterprise. Because we connect directly to data sources that hold companies’ CRM, HCM, ERP and other sensitive data in our system, we must maintain enterprise-grade security standards for data access, privacy and administration. Our security protocols enabled us to attract enterprise customers across a wide array of industries, including many in highly regulated industries such as financial services and healthcare. Our security features, such as customer-controlled encryption key management, provide much needed confidence that the data on our platform is secure.
Our native multi-tenant, web-scale, massive parallel processing capabilities and multi-dimensional architecture manage extremely large volumes of data and deliver real-time analysis at scale. On a typical business day, our customers in the aggregate typically query several hundred trillion rows from uncached queries. Even with this volume of data, we maintain a subsecond average query response time. We leverage an organization’s existing data systems, meaning IT does not have to re-architect what has already been built and does not have to invest in new infrastructure to implement our platform.
We also provide IT departments with centralized governance and administration capabilities. Our platform enables IT departments to not only monitor the health of all data within an organization, but also actively control who has access to that data on a real-time, continuous basis. Our platform provides robust controls down to row level security that enable leaders to tailor data access based on a variety of categories, including role, geography or department. We provide the assurance of leading security and compliance certifications, including those relating to SOC 1, SOC 2 + HITRUST, HIPAA and more.
Benchmarks and Applications — Ecosystem
We built the Domo platform with the explicit goal that it be extended and leveraged by a rich ecosystem of partners, developers, business experts and entrepreneurs. Each of the core pieces of the Domo platform has been engineered from the ground up to be extensible and accessible through APIs and SDKs. We have also created the Domo Appstore, a marketplace for the distribution of additive capabilities and pre-built content from the Domo ecosystem, such as a new data connector, a best-practice dashboard, or a fully functioning custom solution, to extend their Domo experience. Third parties are able to rapidly develop rich applications that leverage the collective power of the Domo platform. Each of the core tenets of the platform are offered as services and functionality used to build the types of products that typically would be expensive and time-consuming to replicate.
Virtuous Cycle of Optimization
The combination of these six core benefits drives a seventh factor, a virtuous cycle of optimization. A digitally connected organization is able to leverage all of the data, people, systems, behaviors, automation, write-back, predictive analytics, machine learning, natural language processing and workflows to achieve its goals and improve the entire business. Customers get more value from their workforce, and get more value from their data. We believe this is only the beginning; the network effect of digitizing complex workflows, automating well known outcomes, suggesting courses of action, unlocking crowd wisdom effects within the business and anomaly detection across the entire organization will continue to improve as more of an organization's people, data and systems are connected to the Domo platform.

Competitive Strengths
Our key competitive strengths include:

•
Mobile Functionality. We designed Domo with mobile functionality front of mind. Domo’s native mobile applications unlock users’ ability to access data and collaborate in real time, from anywhere. When data is in Domo, it is immediately available for consumption on smartphones and other mobile devices without requiring separate versions or visualizations.

•
Functionality That Can Be Used by Everyone. Employees can easily connect to relevant data sources, create powerful data transformations, analyze data, build reports and applications, configure alerts, and collaborate through our desktop or mobile application. Employees without technical expertise can use all of the features of our platform without involving a business analyst.

•
Easy to Adopt. Employees can begin using our platform within minutes, without the need for heavy IT involvement to procure and implement. We offer a self-service subscription, as well as a free trial, through our website, in addition to traditional inside and field sales models for broad company deployments.

•
Scale. Domo has been natively built on a cloud-based architecture that is capable of massive scale. The Domo data warehouse and our connector strategy allows our platform to connect, house and make accessible all of the data within an organization and have a system that can make recommendations.

•
Proven Economic Value. The comprehensive capabilities of our solution enable organizations to benefit from cost savings that result from their ability to remove previously deployed, limited systems. Also, because our solution enables employees to spend less time tracking down data or preparing presentations for meetings, employees are able to dedicate more time to value added activities. As a result, in addition to cost savings, organizations that deploy our solution are often able to generate incremental revenue.

•
Proven Enterprise Readiness. We have invested significantly to broaden our platform capabilities and enhance security and scalability requirements for the enterprise. Our enterprise customer base has grown from 36 as of January 31, 2014, to 447 as of January 31, 2019, representing a compound annual growth rate, or CAGR, of 66%. We are investing in our field sales team to further increase our focus on attracting new enterprise customers and expanding our footprint within our current enterprise customers.

•
Continuous Product Innovation. From inception through January 31, 2019, we have invested $395.0 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors that currently power over one hundred thousand Domo datasets, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features. More recently, these investments have allowed us to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. In many ways, building Domo was like building seven start-ups at once. Additionally, we believe that our significant investments in research and development, which were required to build an operating system that powers a business, will provide tremendous leverage in our financial model as our business continues to scale.

•
Strong Industry Recognition. Our brand is synonymous with the next generation of cloud-native, mobile-first data solutions. We have attracted and retained top talent in our industry and have become a top choice for organizations looking for better ways to use data to run their businesses. We have received multiple innovation awards and top-ranked recognition for ease-of-use and business value based on customer-based research from organizations such as Dresner Advisory Services, Gartner Research and Ventana Research. We've also been recognized with workplace and growth awards including the Deloitte Technology Fast 500, Forbes Cloud 100, Inc. 500 and Inc. 5000, CNBC Disruptor 50, Great Places to Work, Utah Business Best Places to Work (7 consecutive years) as well and Glassdoor Best Places to Work 2016. Additionally, our annual conference, Domopalooza, is renowned within the industry and attracts thousands of passionate users each year.

•
Expanding Third Party Ecosystem with Strong Network Effects. We have developed pre-built applications for specific use cases and provide everyone with the necessary tools to build applications that run on our platform. These applications can be tailored to the specific needs of a specific role, organization or industry and leverage all the benefits of our solution to enable everyone to improve decision making, business outcomes and financial results. Once built, users can share these applications within their organization, but can also elect to open the application to all our users, across industries and geographies.

Growth Strategies
Key components of our growth strategy include:

•
Increasing Our Overall Customer Base. The market for our platform is large and underpenetrated, as any organization of any size and in any industry is a potential customer of Domo. We believe there is substantial opportunity to add additional customers both in the United States and internationally as the need for all employees to access actionable, real-time data continues to drive market adoption of our platform. We are committed to further penetrating international markets and are investing in markets such as Japan, Asia Pacific and EMEA.

•
Accelerate Expansion within Existing Customers. We employ a land-and-expand business model and typically enter into enterprises either within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within the enterprise. We are focused on helping our users quickly realize the value of our platform. We have substantial growth potential within our existing customer base. We will continue to focus on showcasing the value of our platform to expand our footprint within our existing customers.

•
Extend Platform Functionality and Value Proposition. Our goal is to continue to enhance and broaden the capabilities of our platform to address our users’ evolving needs. To that end, we plan to continue to invest in enhancing the ease of use and self-service capabilities, scalability, security and performance of our platform and expanding the IoT, artificial intelligence and data management functionality of our platform. We will also continue to invest in additional features and capabilities.

•
Expand the Domo Ecosystem. The ecosystem for our platform includes customer influencers, which share valuable best practices for and serve as proof points for other customers, strategic partners, which efficiently expand our reach, and third party developers that create customized applications tailored for specific customer use cases. We will continue to invest in establishing and strengthening these relationships to broaden this ecosystem.

•
Leverage the Data. The Domo platform is uniquely positioned to generate performance benchmarks and indices across a wide array of organizations and disciplines, and in time we plan to capitalize on that position to attract additional customers and broaden and deepen our relationships with them. Although no customer will have access to the data of another, given that customers bring their data into the same cloud-based platform, we could enable performance comparisons based on index derived from similarly-situated organizations.

Our Technology
Our solution is comprised of seven core elements:

•	connectors;

•	data warehouse and fast query engine;

•	Domo ETL;

•	data analysis and visualization tools;

•	collaboration tools;

•	artificial intelligence algorithms; and

•	apps and partner ecosystem.
These core elements were developed with two foundational considerations in mind:

•	accessibility for all users, with a heavy emphasis on mobile-first functionality; and

•	access, and applicability to business of all sizes, including those requiring enterprise-grade governance and security.
Connectors
The foundation of our technology is the ability to connect all of an organization’s relevant business data and then combine, cleanse and transform that data into formats that can be easily visualized and analyzed.
Our platform provides real-time access to data through a broad and flexible set of connection options, including through more than 1,000 first-class connectors, which we define as read/write, API and standards based connectors that are available in the Domo Appstore, as well as a library of very flexible universal connectors that currently power over one hundred thousand Domo datasets. We also provide users an intuitive web-based toolkit, Connector Dev Studio, which allows users to build their own connectors.
Our platform allows organizations to integrate directly with almost any source of data required to answer key business questions. Whether the necessary data is located in other third party systems, on-premise data stores, or even local machines, Domo provides easy access across all platforms with no coding necessary in most cases.  Since Domo has built and maintains a large library of connectors, organizations no longer need to directly deal with the confusing and constantly changing ecosystem.  Typically, all that is necessary are the security credentials required to access the data.  Additionally, the cloud-based nature of Domo means that not only is it simple for an organization to import data, but such data will also be continually imported and updated creating a “living,” real-time dataset with no hardware investment by the customer. For organizations with on-premises data solutions, or bespoke or legacy applications, we have developed Workbench, our secure data acquisition tool designed to easily and securely connect on-premises data to our platform. We thereby enable organizations to connect to real-time proprietary data sources regardless of where those data sources sit within the organization. QuickStart Apps help users load relevant data into a usable format with the click of a button. With a growing library of popular data sources that draw from years of role and industry experience, Domo guides users on what KPIs they should be measuring from the day they connect.
Data Warehouse and Fast Query Engine
Adrenaline, the Domo data warehouse, stores massive amounts of data connected from across the business, enabling anyone to quickly access the data they need.
After data has been imported into Domo, it is important that it is safe, secure, and available. Adrenaline uses industry-leading technologies to ensure that customer data is secure and encrypted while stored in the system. It is also stored in redundant systems to provide a safe and reliable retrieval. In the case of frequently changing, or updated data, Domo additionally stores historical versions of past data available for catastrophic recovery.
Availability of the data is handled through Domo’s fast query layer.  All data is prepared and available for querying through this feature. Adrenaline organizes the data across any number of factors or variables and employs a massive number of processors to query that data in parallel. This service supports queries while building simple cards as well as complex, custom queries and dataset joins on datasets comprised of billions of records. Our fast query layer eliminates the need for IT to perform time-consuming data summarizations or other complex processes in order to maintain high query performance. On top of the flexibility, it provides subsecond average query response time, enabling real-time consumption of information.  The speed and flexibility at this layer differentiate between Domo from traditional solutions offered by our competitors.
Domo ETL: Data Transformation
Our self-service ETL toolset, Fusion, enables users to easily join, aggregate and cleanse data from multiple sources. Unlike some solutions that require separate tools to extract, transform and load, or ETL, data, Fusion permits users of all skill levels to clean and combine data within our platform.
With an intuitive, drag-and-drop interface, users with little or no expertise can easily combine all their data and transform it into a format that can be easily manipulated, visualized and analyzed. For data analysts, our platform includes SQL-based dataflows, which allow more technical users to combine and transform raw data sources for other users. Fusion also includes a variety of machine learning algorithm and predictive analytics tools to allow everyone to add intelligence to any dataset, enabling a range of data science analysis, including:

•	cluster analysis to perform cohort analysis and discover relationships to understand complex data;

•	predictive models built on a suite of regression algorithms to better understand core drivers and influencers of key business metrics;

•	forecasting models using common forecasting methods;

•	time-series, multivariate, parametric and non-parametric algorithms to reveal abnormal or “interesting” data in any dataset; and

•	intelligent models built on machine learning algorithms.
All algorithms can be implemented using a simple wizard for configuration.
Real-time Analysis and Visualization
Our Explorer analytics suite, consisting of Domo Analyzer, Domo Pages and Collections, Domo Stories, Publication Groups and Domo Everywhere, allows users to analyze, display, share and interact with data through pixel-perfect visualizations.
Domo Analyzer allows users to analyze, display, share and interact with data across mobile devices and personal computers. Domo Analyzer combines an intuitive simplicity that allows business users to find quick insights and advanced capabilities analysts expect. Analyzer allows users to create their own workspace:

•	over 300 chart types and a robust mapping engine that enable users to immediately visualize area-specific data, even suggesting charts based on the data input so users never start with a blank slate;

•	the ability to see and manipulate the data in all columns that are applied to charts, along with any other unused columns that should be shown;

•	out-of-the-box visualizations that make it easy to review numerous time periods to see trends and comparisons;

•	pre-defined filters for any visualization, making it easy for viewers to explore the data and see results in specific areas;

•	the ability to change options, colors, series, and even chart types on the fly and get instant feedback; and

•	tools to allow users to verify that data is flowing correctly and on time.
Domo Pages and Collections allow everyone to consume and organize data in ways that are meaningful and personalized to them. It’s easy to drag-and-drop, re-size and group reports, which we refer to as cards, into collections, and build slideshows to share both internally or externally.
Domo Stories allows users to combine cards, text, and images in a dashboard to tell a powerful story about the data. Rather than simply arranging cards on a page, users can customize page layouts to emphasize certain points and guide other users through analysis of the data.
Other sharing tools include Publication Groups, which enable everyone to securely share filtered views of data with other individuals and groups, send a single card or a slideshow of cards through scheduled emails, enabling everyone to share valuable information with teams or external stakeholders.
Domo Everywhere is a set of embedded analytics tools that enable organizations to securely share data with customers, partners and vendors, without having to recreate new or special datasets. Content can be shared in portals, or web properties or even inside applications. Once embedded, any parameters applied to a card can be reflected in the embedded report. In addition, user access can be controlled by using Single Sign On and personal data permissions, or PDPs, to pass parameters back to Domo.
Real-time Collaboration
Domo connects all employees across an organization, while also allowing everyone to customize and create personalized experiences to help them learn and invite action on those items that are uniquely important to them.
Our Org Explorer and Profiles features bring a social component and transparency to an organization, allowing all employees to see other employees’ role within the organization, find their contact information and learn how they contribute to the organization. Everyone can see what cards their coworkers are following, and then follow the same information, or share their own data with them proactively.

Once connected with the right people, Buzz aggregates all collaboration activity, in a single context-sensitive, easily navigable view. This allows an entire organization to share and discuss data in real time, to make better decisions more quickly. With Buzz, users can:

•	chat with individuals and teams around real-time data through both public and private channels and direct messages;

•	share alerts with other users; and

•	search for and share attachments with an easy-to-use drag-and-drop interface.
Other features to promote collaboration are included throughout our platform, including:

•	Report Scheduler, which allows users to schedule delivery of a card or page to anyone;

•	Snapshot Annotation, which allows users to call out a specific spike or trends in data, annotate on any card to highlight it for others and initiate a conversation from any device;

•	Projects and Tasks, which help users quickly take action with simple planning and assignment tools, including creating a task directly from a Buzz thread; and

•	Alerts, which prompt timely collaboration and action.
Artificial Intelligence Algorithms
Through Mr. Roboto, which leverages machine learning algorithms, artificial intelligence and predictive analytics, Domo creates alerts, detects anomalies, optimizes queries, and suggests areas of interest to help people focus on what matters most. We are also developing additional artificial intelligence capabilities to enable users to develop benchmarks and indexes based on data in the Domo platform, as well as automatic write back to other systems.
Domo was designed and built from the ground up to deliberately and seamlessly combine all the traditional disparate technologies into a single system.  This seamless combination allows our customers to apply advanced analytics and machine learning to their data for a variety of uses, including:

•	modeling access patterns to allow for intelligent alerts that inform users of what is happening with both their data and their organization — even if the user didn’t explicitly ask for it; and

•	analyzing popular consumption paths to allow for customized recommendations for data, reports, and even conversations that users may find interesting or may have missed.
Partner Ecosystem: App Development Platform and Appstore
The Domo Appstore offers hundreds of apps, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services.
Domo’s developer portal provides all of the tools and documentation needed to build custom apps leveraging our platform. Our App Design Studio lets non-technical users harness the power of Adobe Illustrator to build real-time infographics, and our App Dev Studio allows users to gain ultimate flexibility and develop customer visualizations using HTML, CSS, JavaScript, and just about any web technology.
Underlying our technology approach are two key considerations:

•	accessibility for all users, which includes a heavy emphasis on mobile; and

•	applicability to business of all sizes, requiring enterprise-grade governance.
Mobile-First Functionality
Domo’s native mobile applications for iOS and Android, and also mobile web browsers, enable employees to effectively manage their responsibilities using their mobile device. Domo Mobile unlocks the ability for users to access their data and collaborate with their teams in real time, from anywhere.

•
Build Once and Done. When data is loaded or content created in Domo, it is immediately available for consumption on mobile devices, tablets, and more. There is no need to maintain separate mobile versions of visualizations.

•
Powerful Visualization Exploration. Domo’s powerful page filters tool is also available on mobile. Whether it’s an executive walking into a retail store or a manufacturing manager looking at a specific product line, individuals can quickly filter a page to find the story they are interested in.

•
Collaborate on the Go. Just because users are out of the office doesn’t mean they can’t collaborate with their team around business. All the benefits of Buzz, Domo’s powerful chat and collaboration platform, are available on any mobile device.

•
Share Key Metrics Internally and Externally. Data owners can share important information with internal or external collaborators while limiting their access to sensitive or irrelevant data. Snapshot Annotations also help you make visuals clearer to your audience on mobile devices.

•
Browse Your Organization. As a platform for business management, understanding organizational structure is key. With Domo, an organization's contact list and organizational chart are on any mobile device, for access to the people in the organization from anywhere, anytime.

Data Management, Governance, Security and Access Control
Domo is designed to meet the enterprise security, compliance and privacy requirements of our customers, particularly in highly regulated industries, such as financial services, government, health care, pharmaceuticals, energy and technology.
In addition to advanced internal security controls, Domo provides extensive self-service features that enable administrators to stay in control of and have full transparency into data at all times. These features include access management, data governance and logging and monitoring tools.
Access Management
Creating users and granting access rights in Domo is the first layer in maintaining information security. PDPs allow users to create robust entitlement policies that govern access to specific data, increasing data usage while simultaneously helping to ensure that sensitive or irrelevant information remains secure. Pre-defined security profile options are included to allow organizations to easily deploy our platform. Each profile contains clearly defined access privileges, which can be turned on or off by default, and privileges and roles can be fully tailored to align with an organization’s unique policy.
Logging and Monitoring
Administrators can easily monitor global activity across Domo with our Activity Logs console. Authorized users can quickly access usage metrics like login attempts, card views, card creation and card edits. The console also provides the times those events took place and by which user. Admins can filter and sort this data, and export to an Excel spreadsheet or CSV file.
Data Governance
Once data is connected to Domo, the platform provides capabilities and tools to manage it across its lifecycle. The Domo Data Warehouse is a dynamic 3D management console that enables IT professionals to interact with and curate every data source in Domo. Administrators can see which data sources are updating, identify potential problems, understand existing data relationships, and gauge the size of each data source, all in one visually engaging platform.
Domo Bring Your Own Key, or BYOK, provides the ability to rotate encryption keys numerous times a day. Through this user-controlled encryption, organizations can revoke encryption keys at any time, nullifying all data in the Domo platform and preventing access to their sensitive customer data.
Customers
As of January 31, 2019, we had over 1,700 customers. We have customers in a wide variety of industries, geographies, with 77% of our revenue for the year ended January 31, 2019 derived from customers in the United States, and sizes, ranging from small organizations to large enterprises. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2017, 2018 and 2019, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
Sales and Marketing
We offer our platform to our customers as a subscription-based service. Subscription fees are based on the number of users and the tier of package deployed. Business leaders and managers are typically the initial subscribers to our platform, deploying it for a specific use case or department. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through one-year contracts, but recently a growing percentage of new and existing customers have entered into multi-year contracts. In the year ended January 31, 2019, 43% of our new customers entered into multi-year contracts compared to 38% and 11% in the years ended January 31, 2018 and 2017, respectively. As of January 31, 2019, 42% of all customers were under multi-year contracts and 58% of all customers were under one-year contracts. By comparison, 32% of all customers were under multi-year contracts and 68% of all customers were under one-year contracts as of January 31, 2018. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be cancelled absent material breach by us or the customer.
We primarily generate sales through our direct sales team, which includes both inside sales personnel focused on customers with under $1 billion in revenue and field sales to target enterprise customers with revenues over $1 billion. All sales personnel focus on attracting new customers as well as expanding usage within our existing customer base. We also make it easy for users and organizations to sign up for free trials on our website, which can be converted to paid subscriptions by the user.
We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target C-level, and senior line of business leaders spanning all functional areas of a business, including sales, marketing, finance, human resources and information technology. We also host Domopalooza, our annual user conference for current customers and prospects.
We have also developed go-to-market partnerships with a number of key technology, system integrator and consultant partners both domestically and internationally to help customers and potential customers validate our solutions and provide introductions to potential customers, and in some cases to resell or provide professional services related to our platform. We anticipate that we will continue to develop a select number of third-party relationships to help grow our business.
Competition
Historically, software companies have not offered solutions that meet the needs of an organization with respect to providing real-time intelligence on business operations to all users, from the CEO to the frontline. In many cases, organizations do not have any solution or otherwise rely on manual business processes such as spreadsheets and reports, or combinations of single solution software. Certain features of our platform compete with products offered by various companies including those that fall into the following categories:

•
large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG and IBM;

•	business analytics software companies, such as Tableau Software, Inc., Qlik Technologies, Looker Data Services, Inc., Sisense, Inc., and Tibco Software, Inc.; and

•	SaaS-based products or cloud-based analytics providers such as salesforce.com, Inc. and Infor, Inc.

We believe that the principal competitive factors in our markets include the following:

•	user-centric design;

•	ease of adoption and use;

•	features and platform experience;

•	enterprise-grade performance, including scalability, reliability and query response time;

•	brand;

•	security, governance and privacy;

•	accessibility across mobile devices, operating systems, and applications;

•	breadth of data source connectivity through third-party integration;

•	customer support;

•	continued innovation; and

•	pricing.
We believe that we compete effectively on each of the factors listed above; however, we expect competition to intensify in the future. It is possible that the large software vendors who currently do not have a competitive offering, some of which operate in adjacent product categories today, may in the future bring such a solution to market through product development, acquisitions or other means. In addition, several of our competitors have greater name recognition, much longer operating histories, more and better-established customer relationships, larger sales forces, larger marketing and software development budgets and significantly greater resources than we do. Therefore, it is possible that we may not compete favorably with respect to certain of the foregoing factors.
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America, Western Europe, and Australia. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2019, we used Amazon Web Services, or AWS, data center facilities located in Western Europe, North America and Australia. We committed to spend an aggregate of $60.0 million between April 2017 and March 2020 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data and partner with a third-party provider to maintain Company owned physical servers at an Equinix data center in the United States.
We and our third party data center providers maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. We and our third party data center providers strictly regulate and limit all access to on-demand servers and networks at our production and remote backup facilities.
We apply a wide variety of strategies to achieve better than 99.9% systems availability for our subscription services, excluding scheduled maintenance. Our systems are continually monitored for any signs of problems, and we strive to take preemptive action when necessary. Our data center facilities and the third party data centers employ advanced measures designed to ensure physical integrity, including redundant power and cooling systems, and advanced fire and flood prevention.
Research and Development
We focus our efforts on anticipating customer demand to remain competitive in the marketplace. Our ability to compete depends in large part on our continuous commitment to research and development and our ability to introduce new platform enhancements, applications, technologies, features and capabilities in a timely manner. Our research and development organization is responsible for design, development, testing, release and maintenance. Our efforts are focused on developing new platform enhancements, use cases, and features and further enhancing the functionality, reliability, performance and flexibility of existing solutions.
Research and development expenses were $76.2 million, $78.3 million and $75.7 million for the fiscal years ended January 31, 2017, 2018 and 2019, respectively.
Intellectual Property
We rely on a combination of trade secret, copyright, trademark, patent and other intellectual property laws, contractual arrangements, such as assignment, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the technology and intellectual property used in our business. We actively pursue registration of our trademarks and service marks in the United States and abroad.
As of January 31, 2019, we owned 89 issued U.S. patents and 39 pending U.S. patent applications. We also owned five patents in the People's Republic of China, one patent in Australia, one patent in Canada and one patent in Japan. The issued U.S. patents that we own are expected to expire between September 2020 and September 2035. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.
Our applications use “open source” software. Open source software is made available to the general public in source code form for use, modification and redistribution on an “as-is” basis under the terms of a non-negotiable license. We also rely on other technology that we license from third parties. Though such third-party technology may not continue to be available to us on commercially reasonable terms, we believe that alternative technology would be available to us.
Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, and other technology and intellectual property created by them on our behalf and agreeing to protect our confidential information, and all of our key employees and independent contractors have done so. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to our software, source code and other proprietary information.
Regulatory Matters
Data privacy, information security and data protection with respect to the collection, storage, and other processing of personal data continue to be focuses of worldwide legislation and regulation. We are subject to data privacy, data protection and information security regulation by data protection authorities in the United States (including the states in which we conduct our business) and in other countries where we conduct our business. These regulations include laws requiring holders of personal data to maintain safeguards and to take certain actions in response to a data breach. In the European Union, the General Data Protection Regulation, or GDPR, requires comprehensive information privacy and security protections for natural persons with respect to personal data collected about them. We post on our website our privacy policies and practices concerning the processing, use and disclosure of personal data, and certify adherence to and compliance with the U.S. Department of Commerce’s Privacy Shield Principles and the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Our publication of our Privacy Shield certification, our privacy policy, and other statements we publish regarding privacy, data protection and information security may subject us to potential governmental action if they are found to be deceptive or misrepresentative of our practices or in violation of applicable privacy law. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission, that impose additional restrictions on our handling of personal data.
The legal environment of internet-based businesses is evolving rapidly in the United States, the European Union and elsewhere. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both in the United States and internationally, is often unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as data privacy and security, pricing, advertising, taxation, content regulation, and intellectual property ownership and infringement or other violations of intellectual property rights. In particular, the various privacy, data protection and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform, and we may need to take additional measures to comply with such changes in legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal data or other sensitive or proprietary information.
Data Security
Domo is designed to meet the enterprise security, compliance and privacy requirements of our customers, particularly in highly regulated industries, such as financial services, health care, pharmaceuticals, energy and technology. Our architecture is designed to allow customers to maintain control of their data through various means including: multiple logical and physical security layers; least privilege and separation of duties access model; threat assessments of each new feature; transport layer encryption and encryption at rest that allows customers to manage their own encryption keys using Domo’s Bring Your Own Key, or BYOK; and extensive logging and monitoring of network, system and application events.
We voluntarily engage independent third-party security auditors to test our systems and controls at least annually against several widely recognized security standards and regulations.
We have completed a SOC 1 and SOC 2 + HITRUST Common Security Framework, or CSF, examination. Service Organization Controls, or SOC, are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. Our datacenter facilities and services providers also regularly undergo ISO 27001 or SOC 1 or SOC 2 audits and numerous other audits to verify their security practices. We are also in the process of completing the ISO 27001 Information Security Management Standard Certification. The ISO 27001 security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. This standard addresses confidentiality, access control, vulnerability and risk assessment. We are also in the process of completing the ISO/IEC 27018 certification. ISO 27018 establishes commonly accepted control objectives, controls and guidelines for implementing measures to protect personal information in accordance with the privacy principles in ISO/IEC 29100 for a cloud computing environment.
We complete the two industry-leading information security questionnaires. This includes the Shared Assessments Standardized Information Gathering, or SIG, questionnaire, as well as the Cloud Security Alliance Consensus Assessments Initiative Questionnaire, or CSA CAIQ. The SIG is composed of approximately 1,400 security questions spanning 17 domains. The CSA CAIQ is a set of security questions focused on cloud security controls, and it is mapped to numerous industry programs and standards including ISO 27001, NIST SP 800-53, COBIT, amongst others. Both of these information security industry questionnaires assist organizations in evaluating a cloud providers operations and processes.
Domo supports HIPAA and HITECH compliance. We sign business associate agreements with our customers who require them in support of compliance with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. We also offer a HIPAA assessment report performed by an independent third party.
Employees
As of January 31, 2019, we had 761 employees, of which 634 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
Corporate Information
We were originally incorporated in September 2010 under the corporate name Shacho, Inc. in Delaware and, in December 2011, we reincorporated in Delaware as Domo, Inc. Our principal executive offices are located at 772 East Utah Valley Drive, American Fork, UT 84003, and our telephone number is (801) 899-1000. Our website address is www.domo.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at ir.domo.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is http://www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of conduct, is also available on our investor relations website under the heading "Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Business and Industry
We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.
We incurred net losses of $183.1 million, $176.6 million and $154.3 million for the years ended January 31, 2017, 2018 and 2019, respectively, and had an accumulated deficit of $912.1 million at January 31, 2019. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 46% in the fiscal year ended January 31, 2018 compared to the prior year; however, revenue grew only 31% in the year ended January 31, 2019 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our platform, competition, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel (including sales personnel), developing new platform enhancements and applications, determining prices and contract terms, improving our internal controls and unforeseen expenses and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our prospects, operating results and business could be adversely affected.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $912.1 million as of January 31, 2019. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $144.1 million, $148.7 million and $131.4 million for the years ended January 31, 2017, 2018 and 2019, respectively.  As of January 31, 2019, we had cash and cash equivalents of $177.0 million and no amounts available to draw under our credit facility.

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
In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, in May 2018, the European Union's new regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR became effective and substantially replaced the data protection laws of the individual European Union member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
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
In addition, issues in the use of artificial intelligence in our platform may result in reputational harm or liability. Domo’s Mr. Roboto leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes. Artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of artificial intelligence solutions. These deficiencies could undermine the decisions, predictions, or analysis artificial intelligence applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.
Our platform also provides real-time write-back capabilities to customer environments, including to IoT products and services. The development of the internet of things, or IoT, presents security, privacy and execution risks. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brand, or negatively impact our business and operating results.
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
Our future success depends in large part on the continued contributions of our founder and chief executive officer, other executive officers, members of senior management and other key personnel. We do not maintain “key person” insurance for any employee. Our executive officers, senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 86%, 82% and 77% of our total revenue for the years ended January 31, 2017, 2018 and 2019, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
General worldwide economic conditions may experience significant downturns and may be unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause customers to reevaluate their decisions to subscribe to our platform, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2019, we had 89 issued U.S. patents covering our technology and 39 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
 As of January 31, 2019, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $815.1 million and $1,048.5 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2028 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We have adopted Topic 606 using the full retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 2 to our accompanying financial statements included elsewhere in this Annual Report on Form 10-K for information about Topic 606.
Risks Relating to Our Class B Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our founder and chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Cocolalla, LLC holds all of the shares of the Class A common stock, and our founder and chief executive officer Joshua G. James, who is the managing member of Cocolalla, LLC, controls approximately 85% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Our founder and chief executive officer may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
Future transfers by the holder of Class A common stock will generally result in those shares converting into shares of Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. Mr. James has informed us he and Cocolalla, LLC have entered into arrangements under which he has pledged all of such shares to secure a loan with a financial institution. If these shares were to be sold or otherwise transferred upon default of the underlying loan, the market price of our Class B common stock could decline or be volatile. For additional information, see the section of this report captioned “Risk Factors - Future sales of our Class B common stock in the public market could cause our stock price to fall.”
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
As of January 31, 2019, 23,434,542 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,709,661 and 132,062 were exercisable as of January 31, 2019, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2019, for example, approximately 114,697 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 53%, of our Class A and Class B common stock as of January 31, 2019 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of January 31, 2019, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 100,000 shares of Class B common stock. Collectively, these shares represent approximately 85% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that such provisions such as the federal forum provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce the federal forum provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. To the extent the Delaware Supreme Court makes a final determination that provisions such as the federal forum provision are not valid as a matter of Delaware law, we intend to amend our bylaws to remove the federal forum provision.
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

We could remain an “emerging growth company” for up to five years following the first sale of our common stock pursuant to an effective registration statement under the Securities Act, or until the earliest of:

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
We have incurred and will continue to incur increased costs by being a public company.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have incurred and will continue to incur costs associated with corporate governance requirements, including requirements of the SEC and The Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is located in American Fork, Utah. Our current facility has approximately 54,000 square feet under a lease that expires in April 2020. We also lease space in various locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel.
We believe the facilities we lease are sufficient to meet our needs for the immediate future.
Item 3. Legal Proceedings
As of the date of this Annual Report on Form 10-K, we are not a party to any material legal proceedings. In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class B Common Stock
Our Class B common stock began trading on the Nasdaq Global Market under the symbol “DOMO” on June 29, 2018. Prior to that date, there was no public trading market for our Class B common stock. Our Class A common stock is not listed or traded on any stock exchange.
Holders of Record
As of January 31, 2019, there was one holder of record of our Class A common stock and 301 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2019.
Stock Performance Graph
The following performance graph and related information is "furnished" and shall not be deemed to be "soliciting material" or "filed" for purposes of Section 18 of the Exchange Act and Regulation 14A under the Exchange Act nor shall such information be incorporated by reference into any filing of Domo, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth below compares the cumulative total return to stockholders on our Class B common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Index between June 29, 2018 (the date our Class B common stock commenced trading) through January 31, 2019. All values assume a $100 initial investment at market close on June 29, 2018. The initial public offering price of our Class B common stock, which had a closing stock price of $27.30 on June 29, 2018, was $21.00 per share. Data for the S&P 500 and the S&P

500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class B common stock.
Comparison of Cumulative Total Return

$110
$100
$90
$80
$70
$60
$50
$40
2018-Jun
2018-Jul
2018-Aug
2018-Sep
2018-Oct
2018-Nov
2018-Dec
2019-Jan
Domo, Inc.
S&P 500
S&P 500 Information Technology

Company/Index	Jun 29, 2018 (1)	Jul 31, 2018	Aug 31, 2018	Sep 30, 2018	Oct 31, 2018	Nov 30, 2018	Dec 31, 2018	Jan 31, 2019
Domo, Inc.	$100	$61	$86	$79	$59	$58	$72	$99
S&P 500	100	104	107	107	100	102	92	99
S&P 500 Information Technology	100	102	109	108	100	98	89	95
(1) Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In January 2019, we amended and restated warrants to purchase an aggregate of 66,664 shares of our Class B common stock at an exercise price of $45.00 per share to be exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share.
Use of Proceeds
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 28, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2017, 2018 and 2019 and the consolidated balance sheet data as of January 31, 2018 and 2019 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 31, 2017 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
Our historical results are not necessarily indicative of our future results, and the results of operations for the years ended January 31, 2017, 2018 and 2019 are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data

	Year Ended January 31,
	2017	2018	2019
		(in thousands)
Revenue:
Subscription	$58,664	$87,463	$117,157
Professional services and other	15,876	21,061	25,307
Total revenue	74,540	108,524	142,464
Cost of revenue:
Subscription(1)	21,486	32,427	32,781
Professional services and other(1)	11,709	12,492	16,773
Total cost of revenue	33,195	44,919	49,554
Gross profit	41,345	63,605	92,910
Operating expenses:
Sales and marketing(1)	118,935	131,802	131,081
Research and development(1)	76,164	78,261	75,740
General and administrative(1)(2)(3)	29,106	29,323	30,176
Total operating expenses	224,205	239,386	236,997
Loss from operations	(182,860)	(175,781)	(144,087)
Other income (expense), net(1)	513	(396)	(8,974)
Loss before income taxes	(182,347)	(176,177)	(153,061)
Provision for income taxes	773	385	1,248
Net loss	$(183,120)	$(176,562)	$(154,309)
Net loss per share, basic and diluted	$(124.90)	$(110.70)	$(9.43)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,466	1,595	16,358

________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2017	2018	2019
		(in thousands)
Cost of revenue:
Subscription	$46	$48	$219
Professional services and other	45	40	154
Sales and marketing	1,930	1,845	7,387
Research and development	2,206	2,311	6,519
General and administrative	5,099	5,090	7,492
Other income (expense), net	17	36	30
Total	$9,343	$9,370	$21,801

(2)	Includes amortization of certain intangible assets of $0.3 million, $0.1 million and $0.1 million for the years ended January 31, 2017, 2018 and 2019, respectively.

(3)	Includes reversal of a contingent tax-related accrual of $3.5 million for the year ended January 31, 2019.

Consolidated Balance Sheet Data

	As of January 31,
	2017	2018	2019
		(in thousands)
Cash and cash equivalents	$68,984	$61,972	$176,973
Working capital (deficit)	5,762	(15,000)	107,047
Total assets	137,922	155,355	292,632
Deferred revenue, current and non-current	49,936	70,956	93,902
Long-term debt	—	46,332	97,245
Convertible preferred stock	594,187	693,158	—
Total stockholders' (deficit) equity	(556,196)	(721,964)	44,527
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and in other parts of this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ended January 31, 2019.
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

Since inception, we have focused on creating a comprehensive platform that connects all the people, data and systems that exist within an organization. In many ways, building Domo was like building seven start-ups in one. A foundational element of our platform is our more than 1,000 powerful first-class connectors, which we define as read/write, API and standards based connectors, as well as a library of very flexible universal connectors, that currently power over four hundred thousand Domo datasets, which integrate directly with data sources in real time on a single, intuitive platform. Adrenaline, our data warehouse and fast query engine, stores massive amounts of data connected from across the business, enabling anyone to quickly access the data they need. To best prepare and transform all of the connected data, a critical step in making that data available and usable for visualizations and analysis, we developed Domo ETL, a self-service toolset that enables users, regardless of technical ability, to cleanse and prepare data for analysis. To facilitate data insights, we developed an analysis and visualization toolkit that enables all employees to analyze, display, share and interact with data across mobile and desktop platforms in real time. Domo Buzz, our collaborative communication platform, helps foster and engage a curious workforce so that anyone in an organization can participate in improving the business. Domo leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies, to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. We also extended the functionality and effectiveness of our platform, through the introduction of the Domo Appstore and developer toolkits that enable a partner ecosystem to quickly build applications on the platform. We continue to broaden our platform's ease of use and self-service capabilities and enhance security and scalability requirements for the enterprise.
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
A majority of our customers subscribe to our services through one-year contracts, but recently a growing percentage of new and existing customers have entered into multi-year contracts. In the year ended January 31, 2019, 43% of our new customers entered into multi-year contracts compared to 38% and 11% in the years ended January 31, 2018 and 2017, respectively. As of January 31, 2019, 42% of all customers were under multi-year contracts and 58% of all customers were under one-year contracts. By comparison, 32% of all customers were under multi-year contracts and 68% of all customers were under one-year contracts as of January 31, 2018. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance.
Our business model focuses on maximizing the lifetime value of a customer relationship. We recognize subscription revenue ratably over the term of the subscription period. In general, customer acquisition costs and other upfront costs associated with new customers are much higher in the first year than the aggregate revenue we recognize from those new customers in the first year. Over the lifetime of the customer relationship, we also incur sales and marketing costs to renew or increase usage per customer. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber and the degree to which it has expanded its usage of our platform.
Our platform addresses the diverse and evolving needs of employees. Historically, our sales and marketing efforts have been concentrated on initiatives, including digital marketing, which allowed us to quickly attract a large number of customers and establish our platform in a crowded market. These initial efforts were primarily targeted toward small and medium sized businesses, with smaller average annual contract values, or ACV, and lower renewal rates. Over time, the breadth of our platform's capabilities attracted an increasing number of enterprise customers, and we have continued to expand our presence within those customers. Given the higher average ACV and renewal rates we experience with larger customers, we are focusing on customers with over $100 million in revenue, with a particular emphasis on enterprise customers, which we define as customers with over $1 billion in revenue. With a view towards improving sales efficiency, we have shifted our strategy from broad-based digital marketing to enterprise-targeted marketing campaigns and user events to increase our growth with enterprise customers.
From inception through January 31, 2019, we have invested $395.0 million in the development of our platform. Given our investments, we believe that we are well positioned to expand the number of, and increase contract values with enterprise customers. We have also introduced tools that allow customers to manage their own encryption keys and maintain a broad array of security and compliance certifications that enterprise customers require, particularly those in regulated industries. As of January 31, 2019, we had 236 employees in our research and development organization. While we expect research and development expenses to increase in absolute dollars, we anticipate that it will decrease as a percentage of revenue over time.
For the years ended January 31, 2017, 2018 and 2019, we had total revenue of $74.5 million, $108.5 million and $142.5 million, respectively, representing year-over-year growth of 46% and 31% for the years ended January 31, 2018 and 2019, respectively. For the years ended January 31, 2017, 2018 and 2019, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 86%, 82% and 77% of our total revenue for the years ended January 31, 2017, 2018 and 2019, respectively. We are focused on growing our international business and will continue to invest in sales operations outside the United States.
We have incurred significant net losses since our inception, including net losses of $183.1 million, $176.6 million and $154.3 million for the years ended January 31, 2017, 2018 and 2019, respectively, and had an accumulated deficit of $912.1 million at January 31, 2019. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Recent Developments
On July 3, 2018, we closed our initial public offering, or IPO, in which we issued and sold 10,580,000 shares of Class B common stock at $21.00 per share for aggregate net proceeds of $202.5 million, after deducting underwriters' discounts and offering expenses payable by us.
In January 2019, we entered into an amendment to our $100.0 million credit facility which extended the maturity date for all outstanding loans to October 1, 2022. The amendment also revised the maximum debt ratio financial covenant, increased the amount of the closing fee to $7.0 million, and increased the number of warrants to purchase Class B common stock.
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
As of January 31, 2019, we had over 1,700 customers. From January 31, 2014 to January 31, 2019, the number of our customers with revenue over $1 billion increased from 36 to 447, representing a 66% compound annual growth rate. For the years ended January 31, 2017, 2018 and 2019, our enterprise customers accounted for 47%, 46% and 45% of our revenue, respectively. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue, with a particular emphasis on enterprise customers. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
Our ability to drive growth and generate incremental revenue depends heavily on our ability to retain our customers and increase their usage of our platform. An important way that we measure our performance in this area is to track the growth in our subscription revenue generated from a cohort of customers over time. With that objective in mind, we allocate our customer success and customer support resources to align with maximizing the retention and expansion of our subscription revenue.
Our subscription net revenue retention rate compares the subscription revenue in a given period from the cohort of customers that generated subscription revenue at the beginning of the same period in the prior fiscal year, excluding customers from the cohort who canceled during the prior period. The subscription net revenue retention rate is the quotient obtained by dividing the subscription revenue generated from that cohort in a period, by the subscription revenue generated from that same cohort in the corresponding prior year period.
The following table sets forth our subscription net revenue retention rate for each of the eight quarters in the period ended January 31, 2019:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
All Customers	101%	107%	107%	111%	105%	105%	106%	103%
Enterprise Customers	108	122	116	122	115	109	110	106
Non-Enterprise Customers	95	95	99	102	98	101	102	101
Our gross subscription dollars churned is equal to the amount of subscription revenue we lost in the current period from the cohort of customers who generated subscription revenue in the prior year period. In the year ended January 31, 2019, we lost $15.4 million of subscription revenue generated by the cohort in the prior year period, or 18% of subscription revenue for the year ended January 31, 2018. Of this amount, $6.5 million was lost from our cohort of enterprise customers and $8.9 million was lost from our cohort of non-enterprise customers. By comparison, in the year ended January 31, 2018, we lost $12.4 million of subscription revenue generated by the cohort in the prior year period, or 21% of subscription revenue for the year ended January 31, 2017. Of this amount, $5.0 million was lost from our cohort of enterprise customers and $7.4 million was lost from our cohort of non-enterprise customers.
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including shifting our sales and marketing activities towards enterprise customers, we expect that our subscription net revenue retention rate will increase over the long term; however, our ability to successfully upsell and the impact of cancellations may vary from period to period, with greater variability on a quarterly basis, particularly among our cohort of enterprise customers, due to fewer customers in this cohort compared to non-enterprise customers, higher average contract values and more significant expansion opportunities. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to reduce our sales and marketing expense as a percentage of revenue and accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, increasing our pipeline of business, and enhancing sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. The ACV per sales representative per year increased by approximately 11% from January 31, 2018 to January 31, 2019 and 14% from January 31, 2017 to January 31, 2018.
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
Leverage Research and Development Investments for Future Growth
Historically, given building Domo was like building seven start-ups in one, we had to make significant investments in research and development to build a platform that powers a business and provides enterprises with features and functionality that they require. We plan to continue to make investments in areas of our business to continue to expand our platform functionality. However, the amount of new investments required to achieve our plans is expected to decrease as a percentage of revenue compared to historical years.

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
The following table sets forth our billings for the years ended January 31, 2017, 2018 and 2019:

	Year Ended January 31,
	2017	2018	2019
Billings (in thousands)	$92,412	$129,544	$165,410
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
Subscription revenue accounted for approximately 79%, 81% and 82% of our revenue for the years ended January 31, 2017, 2018 and 2019, respectively. Subscription revenue is a function of the number of customers, the number of users at each customer, and the price per user.
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
Professional services and other revenue consists of implementation services sold with new subscriptions, as well as professional services sold separately, including training and education. Professional services are generally billed in advance and revenue from these arrangements is recognized as the services are performed. Our professional services engagements typically span from a few weeks to several months.
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
Cost of professional services and other revenue consists primarily of employee-related costs directly associated with these services, third-party consultant fees, and allocated overhead.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense related to long-term debt and interest income earned on our cash and cash equivalents. It also includes the effect of exchange rates on foreign currency transaction gains and losses as well as foreign currency gains and losses upon remeasurement of intercompany balances. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2017	2018	2019
		(in thousands)
Revenue:
Subscription	$58,664	$87,463	$117,157
Professional services and other	15,876	21,061	25,307
Total revenue	74,540	108,524	142,464
Cost of revenue:
Subscription(1)	21,486	32,427	32,781
Professional services and other(1)	11,709	12,492	16,773
Total cost of revenue	33,195	44,919	49,554
Gross profit	41,345	63,605	92,910
Operating expenses:
Sales and marketing(1)	118,935	131,802	131,081
Research and development(1)	76,164	78,261	75,740
General and administrative(1)(2)(3)	29,106	29,323	30,176
Total operating expenses	224,205	239,386	236,997
Loss from operations	(182,860)	(175,781)	(144,087)
Other income (expense), net(1)	513	(396)	(8,974)
Loss before income taxes	(182,347)	(176,177)	(153,061)
Provision for income taxes	773	385	1,248
Net loss	$(183,120)	$(176,562)	$(154,309)
________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2017	2018	2019
		(in thousands)
Cost of revenue:
Subscription	$46	$48	$219
Professional services and other	45	40	154
Sales and marketing	1,930	1,845	7,387
Research and development	2,206	2,311	6,519
General and administrative	5,099	5,090	7,492
Other income (expense), net	17	36	30
Total	$9,343	$9,370	$21,801

(2)	Includes amortization of certain intangible assets of $0.3 million, $0.1 million and $0.1 million for the years ended January 31, 2017, 2018 and 2019, respectively.

(3)	Includes reversal of a contingent tax-related accrual of $3.5 million for the year ended January 31, 2019.

	Year Ended January 31,
	2017	2018	2019
Revenue:
Subscription	79%	81%	82%
Professional services and other	21	19	18
Total revenue	100	100	100
Cost of revenue:
Subscription	29	30	23
Professional services and other	16	12	12
Total cost of revenue	45	42	35
Gross margin	55	58	65
Operating expenses:
Sales and marketing	160	121	92
Research and development	102	72	53
General and administrative	39	27	21
Total operating expenses	301	220	166
Loss from operations	(246)	(162)	(101)
Other income (expense), net	1	—	(6)
Loss before income taxes	(245)	(162)	(107)
Provision for income taxes	1	—	1
Net loss	(246)%	(162)%	(108)%
Discussion of the Years Ended January 31, 2018 and 2019
Revenue

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$87,463	$117,157	$29,694	34%
Professional services and other	21,061	25,307	4,246	20
Total revenue	$108,524	$142,464	$33,940	31
Percentage of revenue:
Subscription	81%	82%
Professional services and other	19	18
Total	100%	100%
Total revenue was $142.5 million for the year ended January 31, 2019, compared to $108.5 million for the year ended January 31, 2018, an increase of $33.9 million, or 31%. Subscription revenue was $117.2 million, or 82% of total revenue, for the year ended January 31, 2019, compared to $87.5 million, or 81% of total revenue, for the year ended January 31, 2018. The increase in subscription revenue was primarily due to a $23.4 million increase from new customers and a $6.3 million increase from existing customers. Our customer count increased 15% from January 31, 2018 to January 31, 2019. We anticipate that as we continue to close new business and retain our customers that subscription revenue will continue to increase as a percent of total revenue.
Professional services and other revenue was $25.3 million, or 18% of total revenue, for the year ended January 31, 2019, compared to $21.1 million, or 19% of total revenue, for the year ended January 31, 2018. This increase is due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$32,427	$32,781	$354	1%
Professional services and other	12,492	16,773	4,281	34
Total cost of revenue	$44,919	$49,554	$4,635	10
Gross profit	$63,605	$92,910	$29,305	46
Gross margin:
Subscription	63%	72%
Professional services and other	41	34
Total gross margin	59	65
Cost of subscription revenue was $32.8 million for the year ended January 31, 2019, compared to $32.4 million for the year ended January 31, 2018, an increase of $0.4 million, or 1%. The majority of the increase in cost of subscription revenue was due to employee-related costs, which increased by $2.1 million primarily as a result of salary increases. Other increases included $0.9 million related to our data center and $0.7 million in amortization of capitalized software development costs. These increases were offset by a decrease of $3.3 million related to optimization of our third-party hosting services.
Cost of professional services and other revenue was $16.8 million for the year ended January 31, 2019, compared to $12.5 million for the year ended January 31, 2018. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. We expect subscription gross margin to improve as we continue to effectively manage our data center operations and third-party hosting services.
Services gross margin declined due to heavier use of third-party consultants to perform services for our customers. In addition, rates for these consultants have increased from the prior year. While we expect the cost of professional services will decline as a percentage of total revenue over the long term as our business scales and as we continue to develop our partner ecosystem, such costs could fluctuate from period to period depending on the mix of our customer base, particularly if in a given period we have a concentration of large professional services projects that we delivered which are typically associated with enterprise customers.
Operating Expenses

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$131,802	$131,081	$(721)	(1)%
Research and development	78,261	75,740	(2,521)	(3)
General and administrative	29,323	30,176	853	3
Total operating expenses	$239,386	$236,997	$(2,389)	(1)
Percentage of revenue:
Sales and marketing	121%	92%
Research and development	72	53
General and administrative	27	21

Sales and marketing expenses were $131.1 million for the year ended January 31, 2019, compared to $131.8 million for the year ended January 31, 2018, a decrease of $0.7 million, or 1%. The change was primarily due to a $10.2 million decrease in marketing programs and event costs. This decrease was offset by an increase of $8.2 million in employee-related costs, including $5.6 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our initial public offering, or IPO, and $2.6 million attributable to higher headcount and salary increases. Other increases included commission expense, which increased by $0.7 million due to higher sales, and travel expense, which increased by $0.4 million.
Sales and marketing expense as a percentage of total revenue decreased from 121% in the year ended January 31, 2018 to 92% in the year ended January 31, 2019. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses were $75.7 million for the year ended January 31, 2019, compared to $78.3 million for the year ended January 31, 2018, a decrease of $2.5 million, or 3%. Employee-related costs increased by $4.2 million due to stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO. This increase was offset by a $3.6 million increase in capitalized software development costs (resulting in decreased expense) and a decrease of $3.0 million in third-party web services for internal use.
Research and development expense as a percentage of revenue decreased from 72% in the year ended January 31, 2018 to 53% in the year ended January 31, 2019. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage previous investments in our research and development organization.
General and administrative expenses were $30.2 million for the year ended January 31, 2019, compared to $29.3 million for the year ended January 31, 2018, an increase of $0.9 million, or 3%. Employee-related costs increased by $3.3 million, including $2.4 million of stock-based compensation related to the performance vesting condition of certain RSUs, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO, and $0.9 million attributable to higher headcount and salary increases. Other increases included $0.8 million in costs associated with being a public company. These increases were offset by a $3.5 million reversal of a contingent tax-related accrual.
General and administrative expenses as a percent of revenue decreased from 27% in the year ended January 31, 2018 to 21% in the year ended January 31, 2019. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, compliance, insurance, and investor relations.
Other Income (Expense), Net

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Other income (expense), net	$(396)	$(8,974)	$(8,578)	2,166%
Other income (expense), net increased $8.6 million. This increase is primarily due to an increase in interest expense of $10.0 million related to the credit facility, offset by interest income on IPO proceeds of $2.1 million. In the short term, we expect interest expense to increase due to a higher debt balance and higher interest rates.

Provision for Income Taxes

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Provision for income taxes	$385	$1,248	$863	224%
Provision for income taxes increased $0.9 million due to the impact of the Tax Cuts and Jobs Act on the income tax provision for the year ended January 31, 2018 and expanded foreign operations during the year ended January 31, 2019. We expect income tax expense to continue to increase in conjunction with growth in our international subsidiaries.
Discussion of the Years Ended January 31, 2017 and 2018
Revenue

	Year Ended January 31,
	2017	2018	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$58,664	$87,463	$28,799	49%
Professional services and other	15,876	21,061	5,185	33
Total revenue	$74,540	$108,524	$33,984	46
Percentage of revenue:
Subscription	79%	81%
Professional services and other	21	19
Total	100%	100%
Total revenue was $108.5 million for the year ended January 31, 2018, compared to $74.5 million for the year ended January 31, 2017, an increase of $34.0 million, or 46%. Subscription revenue was $87.5 million, or 81% of total revenue, for the year ended January 31, 2018, compared to $58.7 million, or 79% of total revenue, for the year ended January 31, 2017. The increase in subscription revenue was primarily due to a $15.9 million increase from existing customers and a $12.9 million increase from new customers. Our customer count increased 27% from January 31, 2017 to January 31, 2018.
Professional services and other revenue was $21.1 million, or 19% of total revenue, for the year ended January 31, 2018, compared to $15.9 million, or 21% of total revenue, for the year ended January 31, 2017. This increase is due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2017	2018	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$21,486	$32,427	$10,941	51%
Professional services and other	11,709	12,492	783	7
Total cost of revenue	$33,195	$44,919	$11,724	35
Gross profit	$41,345	$63,605	$22,260	54
Gross margin:
Subscription	63%	63%
Professional services and other	26	41
Total gross margin	56	59
Cost of subscription revenue was $32.4 million for the year ended January 31, 2018, compared to $21.5 million for the year ended January 31, 2017, an increase of $10.9 million, or 51%. The increase in cost of subscription revenue was primarily due to an increase of $5.3 million in expanded use of our third-party hosting services by existing and new customers and $2.6 million in employee-related costs, as the average headcount in our cloud infrastructure and customer support organizations increased from 88 for the year ended January 31, 2017 to 102 for the year ended January 31, 2018. The increase was also attributable to an increase of $1.7 million in amortization of capitalized software developments costs, and an increase of $1.2 million related to allocated overhead and outside services costs driven by our overall growth.
Cost of professional services and other revenue was $12.5 million for the year ended January 31, 2018, compared to $11.7 million for the year ended January 31, 2017. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.
Subscription gross margin remained flat, while gross margin for professional services and other increased from 26% for the year ended January 31, 2017 to 41% for the year ended January 31, 2018 due to efficiencies gained in delivering our professional services.
Operating Expenses

	Year Ended January 31,
	2017	2018	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$118,935	$131,802	$12,867	11%
Research and development	76,164	78,261	2,097	3
General and administrative	29,106	29,323	217	1
Total operating expenses	$224,205	$239,386	$15,181	7
Percentage of revenue:
Sales and marketing	160%	121%
Research and development	102	72
General and administrative	39	27
Sales and marketing expenses were $131.8 million for the year ended January 31, 2018, compared to $118.9 million for the year ended January 31, 2017, an increase of $12.9 million, or 11%. The increase was primarily due to an increase of $11.2 million in marketing programs and event costs and $1.5 million in costs related to third party consulting. The increase was also attributable to an increase of $1.1 million in personnel costs as the average sales and marketing headcount increased from 289 for the year ended January 31, 2017 to 300 for the year ended January 31, 2018. The increase is partially offset by a decrease of $1.7 million in commission expense primarily due to a decrease in the average commission rate relating to professional services.
Sales and marketing expense as a percentage of total revenue decreased from 160% in the year ended January 31, 2017 to 121% in the year ended January 31, 2018.
Research and development expenses were $78.3 million for the year ended January 31, 2018, compared to $76.2 million for the year ended January 31, 2017, an increase of $2.1 million, or 3%. The increase was primarily due to an increase of $2.2 million in employee-related costs as discretionary bonuses increased by $1.4 million and our average research and development headcount increased from 257 during the year ended January 31, 2017 to 266 during the year ended January 31, 2018. The increase was also attributable to a $2.8 million decrease in capitalized software development costs. The increase is partially offset by a decrease of $3.3 million in third-party web services for internal use.
Research and development expense as a percentage of revenue decreased from 102% in the year ended January 31, 2017 to 72% in the year ended January 31, 2018.
General and administrative expenses were $29.3 million for the year ended January 31, 2018, compared to $29.1 million for the year ended January 31, 2017, an increase of $0.2 million, or 1%. The increase was primarily due to an increase of $1.3 million in employee-related costs as we prepare to operate as a public company. The increase was partially offset by a decrease of $0.9 million in sales and other indirect taxes.
General and administrative expenses as a percent of revenue decreased from 39% in the year ended January 31, 2017 to 27% in the year ended January 31, 2018.
Other Income (Expense), Net

	Year Ended January 31,
	2017	2018	$ Change	% Change
		(in thousands)
Other income (expense), net	$513	$(396)	$(909)	(177)%
Other income (expense), net increased $0.9 million. This decrease is primarily due to an increase in interest expense of $1.1 million due to the credit facility entered into in December 2017 and as amended in April 2018. The increase in interest expense was slightly offset by an increase in other income due to foreign currency transaction gains.
Provision for Income Taxes

	Year Ended January 31,
	2017	2018	$ Change	% Change
		(in thousands)
Provision for income taxes	$773	$385	$(388)	(50)%
Provision for income taxes decreased $0.4 million due to effects of the Tax Cuts and Jobs Act.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2019, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018	2018	2018	2018	2019

				(in thousands)
Revenue:
Subscription	$19,103	$21,052	$22,656	$24,652	$26,663	$28,166	$30,398	$31,930
Professional services and other	5,143	4,851	5,646	5,421	5,282	6,101	6,446	7,478
Total revenue	24,246	25,903	28,302	30,073	31,945	34,267	36,844	39,408
Cost of revenue:
Subscription(1)	6,936	7,570	9,102	8,819	8,056	8,265	8,193	8,267
Professional services and other(1)	2,802	3,083	3,292	3,315	3,510	4,253	4,734	4,276
Total cost of revenue	9,738	10,653	12,394	12,134	11,566	12,518	12,927	12,543
Gross profit	14,508	15,250	15,908	17,939	20,379	21,749	23,917	26,865
Operating expenses:
Sales and marketing(1)	35,517	31,413	33,552	31,320	39,656	34,002	28,034	29,389
Research and development(1)	19,703	20,191	18,787	19,580	19,064	20,919	18,803	16,954
General and administrative(1)(2)	7,245	7,288	7,280	7,510	4,644	10,207	7,055	8,270
Total operating expenses	62,465	58,892	59,619	58,410	63,364	65,128	53,892	54,613
Loss from operations	(47,957)	(43,642)	(43,711)	(40,471)	(42,985)	(43,379)	(29,975)	(27,748)
Other income (expense), net(1)	82	243	(74)	(647)	(1,919)	(2,898)	(2,371)	(1,786)
Loss before income taxes	(47,875)	(43,399)	(43,785)	(41,118)	(44,904)	(46,277)	(32,346)	(29,534)
Provision for income taxes	103	94	99	89	603	107	199	339
Net loss	$(47,978)	$(43,493)	$(43,884)	$(41,207)	$(45,507)	$(46,384)	$(32,545)	$(29,873)
________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Cost of revenue:
Subscription	$11	$12	$13	$12	$15	$55	$74	$75
Professional services and other	10	11	10	9	8	70	34	42
Sales and marketing	590	462	453	340	305	3,744	1,441	1,897
Research and development	522	595	628	566	483	2,993	1,630	1,413
General and administrative	1,271	1,276	1,273	1,270	1,265	3,330	1,461	1,436
Other expense (income), net	8	9	8	11	17	(26)	14	25
Total	$2,412	$2,365	$2,385	$2,208	$2,093	$10,166	$4,654	$4,888

(2)	Includes amortization of certain intangible assets as follows (in thousands):

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018	2018	2018	2018	2019
General and administrative	$20	$20	$20	$20	$20	$20	$20	$20

(3)	Includes reversals of contingent tax-related accruals as follows (in thousands):

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018	2018	2018	2018	2019
General and administrative	$—	$—	$—	$—	$(3,513)	$—	$—	$—

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018	2018	2018	2018	2019

	(as a percentage of total revenue)
Revenue:
Subscription	79%	81%	80%	82%	83%	82%	83%	81%
Professional services and other	21	19	20	18	17	18	17	19
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	29	29	32	29	25	24	22	21
Professional services and other	12	12	12	11	11	13	13	11
Total cost of revenue	41	41	44	40	36	37	35	32
Gross margin	59	59	56	60	64	63	65	68
Operating expenses:
Sales and marketing	146	121	119	104	124	99	76	75
Research and development	81	78	66	65	60	61	51	43
General and administrative	30	28	26	25	15	30	19	20
Total operating expenses	257	227	211	194	199	190	146	138
Loss from operations	(198)	(168)	(155)	(134)	(135)	(127)	(81)	(70)
Other income (expense), net	—	1	—	(2)	(6)	(8)	(6)	(5)
Loss before income taxes	(198)	(167)	(155)	(136)	(141)	(135)	(87)	(75)
Provision for income taxes	—	—	—	—	2	—	1	1
Net loss	(198)%	(167)%	(155)%	(136)%	(143)%	(135)%	(88)%	(76)%
Quarterly Trends in Revenue
Our quarterly revenue increased sequentially for all periods presented primarily due to increases in the number of new customers, average contract value and expanded relationships with existing customers. In some cases, revenue for professional services decreased period over period due to timing of work completed on large projects. Our professional services revenue has experienced significant volatility in the past and we expect this volatility to continue.
Quarterly Costs and Expenses Trends
Costs of subscription services increased across the first three quarters presented primarily due to the continued expansion of our cloud infrastructure and increased employee headcount. For the three months ended January 31, 2018, April 30, 2018 and October 31, 2018, costs of subscription services decreased compared to the preceding three month period due to optimization of our third-party hosting services. Costs of professional services fluctuated across the quarters presented, primarily due to timing of work completed on large projects. For the three months ended January 31, 2019, costs of professional services decreased compared to the preceding three month period, as we aligned the use of our implementation partner resources with the lower volume of projects delivered during that period.
For all three categories of operating expenses (sales and marketing, research and development, and general and administrative), expenses for the three months ended July 31, 2018 were higher than usual due to stock-based compensation related to the vesting of certain RSUs with a performance condition, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO.
Sales and marketing costs fluctuated across the quarters presented, primarily due to the timing of marketing events. These costs were higher than usual during the three months ended April 30, 2017 and 2018 due to increased costs associated with our annual Domopalooza user conference. Sales and marketing costs were also higher than usual during the three months ended October 31, 2017 due to increased tradeshow activity relative to other periods. For the three months ended October 31, 2018 and January 31, 2019, sales and marketing costs were lower relative to the other quarters presented due to lower employee-related costs and reduction of advertising costs.
Research and development costs remained relatively flat across the quarters presented, with the exception of the three months ended October 31, 2018 and January 31, 2019, where costs decreased due to lower employee-related costs.

General and administrative costs also remained relatively flat across the quarters presented. These costs were lower than usual during the three months ended April 30, 2018 due to the reversal of a contingent tax-related accrual and were higher during the three months ended January 31, 2019 due to costs associated with being a public company.
Other income (expense), net has increased in recent quarters due to interest expense associated with the credit facility.
Our quarterly operating results may fluctuate due to various factors affecting our performance. In addition, we recognize revenue from subscriptions ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not impact changes to our reported revenue until future periods.
Quarterly Billings
The following table sets forth billings for each of the eight quarters in the period ended January 31, 2019.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Billings (in thousands)	$27,663	$26,464	$30,015	$45,402	$33,714	$35,664	$38,791	$57,241
Quarterly Billings Trends
The improvement in billings is due to the acquisition of additional customers and sales of larger subscription contracts to existing customers, which are attributable to our continued focus on selling to larger enterprise customers. The increase in billings during the three months ended January 31, 2018 and 2019 is primarily from seasonality due to the buying patterns of our larger customers and the higher concentration of customers renewing their subscriptions in our fiscal fourth quarter.
Liquidity and Capital Resources
As of January 31, 2019, we had $177.0 million of cash and cash equivalents. Our cash equivalents are comprised primarily of money market funds. On July 3, 2018, we closed our initial public offering of 10,580,000 shares of Class B common stock at an initial price to the public of $21.00 per share, resulting in aggregate net proceeds to us of $202.5 million, after deducting underwriting discounts and offering expenses payable by us. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.
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

Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2019. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of January 31, 2019, the interest rate was approximately 8.3%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50 million in term loan borrowings under the credit facility.
We incurred the remaining $50 million in term loan borrowing under the amended credit facility in April 2018. The amendment increased the closing fee from $3.6 million to $4.5 million. In addition, under the amended credit facility, we were required to pay a $2 million fee upon the earlier of (1) the closing of a transaction in which we are acquired by a third party and (2) December 4, 2027. The obligation to pay this $2 million fee terminated upon the closing of our initial public offering.
In January 2019, we entered into an amendment to this credit facility which extended the maturity date for both outstanding loans to October 1, 2022. The amendment also revised the maximum debt ratio financial covenant and increased the amount of the closing fee from $4.5 million to $7.0 million.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. As amended, the minimum ratio is 0.85 on January 31, 2019 and April 30, 2019; 0.80 on July 31, 2019 and October 31, 2019; 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date.
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2018 and January 31, 2019. The credit facility is secured by substantially all of our assets.
Backlog
Our new business subscriptions typically have a term of one to three years, and we generally invoice our customers in annual installments at the beginning of each year in the subscription period. Due to this billing pattern, at any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements, and are considered by us to be backlog. The amount of backlog, which does not include deferred revenue, was $70.3 million and $102.3 million as of January 31, 2018 and 2019, respectively. Of the January 31, 2019 amount, $44.3 million is not reasonably expected to be billed during the year ending January 31, 2020.
We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, including the amount billed early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, the specific timing of customer renewal, changes in customer financial circumstances, contract amendments and foreign currency fluctuations. Backlog may also vary based on changes in the average non-cancellable term of subscription agreements. The change in backlog that results from changes in the average non-cancellable term of subscription agreements may not be an indicator of the likelihood of renewal or expected future revenue. Accordingly, we believe that fluctuations in backlog are not necessarily a reliable indicator of future revenue, and we do not utilize backlog as a key management metric internally.

Historical Cash Flow Trends

	Year Ended January 31,
	2017	2018	2019
		(in thousands)
Net cash used in operating activities	$(144,144)	$(148,657)	$(131,367)
Net cash used in investing activities	(12,144)	(7,596)	(7,976)
Net cash (used in) provided by financing activities	(3,466)	149,100	254,335
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
Net cash used in operating activities during the year ended January 31, 2017, consisted of cash outflows of $237.9 million exceeding the $93.8 million of cash collected from customers. Significant components of cash outflows included $134.7 million for personnel costs and $56.9 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash used in operating activities during the year ended January 31, 2018 consisted of cash outflows of $274.0 million exceeding the $125.3 million of cash collected from customers. Significant components of cash outflows included $146.4 million for personnel costs and $74.5 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash used in operating activities during the year ended January 31, 2019 consisted of cash outflows of $290.6 million exceeding the $159.2 million of cash collected from customers. Significant components of cash outflows included $150.6 million for personnel costs and $74.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases. Significant components of purchased property and equipment include computer equipment and software for our data center.
Net cash used in investing activities during the year ended January 31, 2017 consisted primarily of $6.7 million of purchased property and equipment and $4.9 million of capitalized development costs related to internal-use software.
Net cash used in investing activities during the year ended January 31, 2018 consisted primarily of $5.1 million of purchased property and equipment and $2.2 million of capitalized development costs related to internal-use software.
Net cash used in investing activities during the year ended January 31, 2019 consisted primarily of $6.3 million of capitalized development costs related to internal-use software and $1.6 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds from our IPO, issuances of convertible preferred stock, proceeds from our credit facility and to a lesser extent, proceeds received from stock option exercises.
Net cash used in financing activities for the year ended January 31, 2017 consisted primarily of $4.1 million of issuance costs related to the issuance of convertible preferred stock in the prior year offset in part by $0.7 million from proceeds received from stock option exercises.
Net cash provided by financing activities for the year ended January 31, 2018 consisted primarily of $99.1 million of net proceeds from the issuance of convertible preferred stock, $48.9 million of proceeds from our credit facility, net of issuance costs and $1.3 million from proceeds received from stock option exercises.

Net cash provided by financing activities for the year ended January 31, 2019 consisted primarily of $202.6 million of IPO proceeds (net of underwriters' discounts and commissions and offering costs paid during the period), $49.6 million of proceeds from our credit facility, net of issuance costs, and $2.3 million from proceeds received from stock option exercises.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. At January 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
			(in thousands)
Long-term debt(1)	$7,952	$18,007	$126,426	$—	$152,385
Operating lease obligations(2)	7,162	4,829	2,257	4,799	19,047
Other obligations(3)	20,144	22,867	486	—	43,497
Total contractual obligations	$35,258	$45,703	$129,169	$4,799	$214,929
________________

(1)	Includes interest payments of $45.4 million and a closing fee due at maturity of $7.0 million.

(2)	We lease our facilities under long-term operating leases, which expire at various dates through 2027.

(3)
Other obligations are associated with non-cancelable contracts primarily for cloud infrastructure services and software subscriptions, including Amazon Web Services. Obligations under contracts that we can cancel without a significant penalty have been excluded.

Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
Revenue Recognition
We derive revenue primarily from subscriptions to our cloud-based platform and professional services. Revenue is recognized when control of these services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services, net of sales taxes.
For sales through channel partners, we consider the channel partner to be the end customer for the purposes of revenue recognition as our contractual relationships with channel partners do not depend on the sale of our services to their customers and payment from the channel partner is not contingent on receiving payment from their customers. Our contractual relationships with channel partners do not allow returns, rebates, or price concessions.
Revenue recognition is determined through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied

Subscription Revenue
Subscription revenue primarily consists of fees paid by customers to access our cloud-based platform, including support services. Our subscription agreements generally have annual contractual terms and a smaller percentage have multi-year contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as we continually provide access to and fulfill our obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Our contracts are generally non-cancelable.
Professional Services and Other Revenue
Professional services revenue consists of implementation services sold with new subscriptions as well as professional services sold separately. Other revenue includes training and education. Professional services arrangements are billed in advance, and revenue from these arrangements is recognized as the services are provided, generally based on hours incurred. Training and education revenue is also recognized as the services are provided.
Contracts with Multiple Performance Obligations
Most of our contracts with new customers contain multiple performance obligations, generally consisting of subscriptions and professional services. For these contracts, individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are determined based on historical standalone selling prices, taking into consideration overall pricing objectives, market conditions and other factors, including contract value, customer demographics and the number and types of users within the contract.
As of January 31, 2019, approximately $183.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $109.1 million of this amount during the year ending January 31, 2020, with an additional $42.5 million being recognized during the year ending January 31, 2021, and the balance recognized thereafter. As of January 31, 2019, approximately $16.1 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $14.3 million of which is expected to be recognized during the year ending January 31, 2020, and the balance recognized thereafter.
Contract Acquisition Costs
Contract acquisition costs, net are stated at cost net of accumulated amortization and primarily consist of deferred sales commissions, which are considered incremental and recoverable costs of obtaining a contract with a customer. Contract acquisition costs for initial contracts are deferred and then amortized on a straight-line basis over the period of benefit, which we have determined to be approximately four years. The period of benefit is determined by taking into consideration contractual terms, expected customer life, changes in our technology and other factors. Contract acquisition costs for renewal contracts are not commensurate with contract acquisition costs for initial contracts and are recorded as expense when incurred if the period of benefit is one year or less. If the period of benefit is greater than one year, costs are deferred and then amortized on a straight-line basis over the period of benefit. Contract acquisition costs related to professional services and other performance obligations with a period of benefit of one year or less are recorded as expense when incurred. Amortization of contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Capitalized Internal-Use Software Costs
We capitalize certain costs related to development of our platform incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Maintenance and training costs are also expensed as incurred. Capitalized costs are included in property and equipment.
Capitalized internal-use software is amortized as subscription cost of revenue on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Valuation of Goodwill
Goodwill is evaluated for impairment annually on November 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows.
Stock-Based Compensation
We have granted stock-based awards, consisting of stock options and restricted stock units, to our employees, certain consultants and certain members of our board of directors. We record stock-based compensation based on the grant date fair value of the awards, which include stock options and restricted stock units, and recognize the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, we recognize expense using the accelerated attribution method if it is probable the performance conditions will be met. We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model.
Stock-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan, or ESPP, is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
The determination of the grant date fair value of stock-based awards is affected by the estimated fair value of our common stock as well as other assumptions and judgments, which are estimated as follows:

•
Fair Value Per Share of Common Stock. Because there was no public market for our common stock prior to the IPO, the board of directors determined the common stock fair value at the grant date by considering numerous objective and subjective factors, including contemporaneous valuations of our common stock, actual operating and financial performance, market conditions, and performance of comparable publicly traded companies, business developments, the likelihood of achieving a liquidity event, and transactions involving preferred and common stock, among other factors. Subsequent to the IPO, we determine the fair value of common stock as of each grant date using the market closing price of our Class B common stock on the date of grant.

•
Expected Term. The expected term is determined using the simplified method, which is calculated as the midpoint of the option’s contractual term and vesting period. We use this method due to limited stock option exercise history. For the ESPP, the expected term is the beginning of the offering period to the end of each purchase period.

•
Expected Volatility. Since a public market for our common stock did not exist prior to the IPO and, therefore, we do not have a sufficient trading history of our common stock, expected volatility is estimated based on the volatility of similar publicly held companies over a period equivalent to the expected term of the awards.

•	Risk-free Interest Rate. The risk-free interest rate is determined using U.S. Treasury rates with a similar term as the expected term of the option.

•
Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

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
We elected to early adopt the requirements of the new standard as of February 1, 2017 with an initial application date of February 1, 2016, utilizing the full retrospective method of transition. The primary impact of adopting the new standard is the deferral of incremental costs of obtaining subscription contracts. Prior to adopting the new standard, deferral of commissions was not required and our policy was to expense commission costs as incurred. Under the new standard, all incremental costs to obtain the contract are deferred if the period of benefit is greater than one year. These costs are amortized on a straight-line basis over the period of benefit, the determination of which is discussed in the contract acquisition costs policy above.
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and improves several aspects of the accounting for employee share-based payment transactions such as the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The standard also provides an accounting policy election to account for forfeitures as they occur.
We elected to early adopt ASU 2016-09 as of February 1, 2016, and as part of the adoption elected to account for forfeitures as they occur. Therefore, stock-based compensation expense for the years ended January 31, 2017, 2018 and 2019 has been calculated based on actual forfeitures in the consolidated statements of operations, rather than the previous approach, which was net of estimated forfeitures. The net cumulative effect of this change of $0.6 million was recorded as a reduction to paid-in capital and accumulated deficit as of February 1, 2016. The other aspects of ASU 2016-09 did not have a material impact on our consolidated financial statements.
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. We expect to adopt this standard as of February 1, 2020, assuming we remain an emerging growth company. We are currently evaluating the impact to our consolidated financial statements and related disclosures, but expect assets and liabilities related to leases to increase as a result of adopting this standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $177.0 million as of January 31, 2019, which consisted of bank deposits and money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to our cash equivalents.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018. Both of these term loans mature on October 1, 2022. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of January 31, 2019, the interest rate was approximately 8.3%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2019, we had total debt outstanding with a carrying amount of $97.2 million, which approximates fair value. A hypothetical 10% change in interest rates after January 31, 2019 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2018 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Salt Lake City, Utah
April 12, 2019

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$61,972	$176,973
Accounts receivable, net	35,484	48,421
Contract acquisition costs, net	9,661	10,425
Prepaid expenses and other current assets	6,144	10,935
Total current assets	113,261	246,754
Property and equipment, net	14,952	12,595
Contract acquisition costs, noncurrent, net	11,521	18,030
Intangible assets, net	3,026	4,415
Goodwill	9,478	9,478
Other assets	3,117	1,360
Total assets	$155,355	$292,632
Liabilities, convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$12,121	$2,609
Accrued expenses and other current liabilities	49,428	48,139
Deferred revenue	66,712	88,959
Total current liabilities	128,261	139,707
Deferred revenue, noncurrent	4,244	4,943
Other liabilities, noncurrent	5,324	6,210
Long-term debt	46,332	97,245
Total liabilities	184,161	248,105
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value per share; 15,328 and no shares authorized as of January 31, 2018 and 2019, respectively; 14,099 and no shares issued and outstanding as of January 31, 2018 and 2019, respectively	693,158	—
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value per share; no and 10,000 shares authorized as of January 31, 2018 and 2019, respectively; no shares issued and outstanding as of January 31, 2018 and 2019	—	—
Class A common stock, $0.001 par value per share; 3,700 shares authorized as of January 31, 2018 and 2019; no and 3,264 shares issued and outstanding as of January 31, 2018 and 2019, respectively	—	3
Class B common stock, $0.001 par value per share; 21,200 and 500,000 shares authorized as of January 31, 2018 and 2019, respectively; 1,639 and 23,435 shares issued and outstanding as of January 31, 2018 and 2019, respectively	2	23
Additional paid-in capital	35,301	956,145
Accumulated other comprehensive income	506	438
Accumulated deficit	(757,773)	(912,082)
Total stockholders' (deficit) equity	(721,964)	44,527
Total liabilities and stockholders' (deficit) equity	$155,355	$292,632
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2017	2018	2019
Revenue:
Subscription	$58,664	$87,463	$117,157
Professional services and other	15,876	21,061	25,307
Total revenue	74,540	108,524	142,464
Cost of revenue:
Subscription	21,486	32,427	32,781
Professional services and other	11,709	12,492	16,773
Total cost of revenue	33,195	44,919	49,554
Gross profit	41,345	63,605	92,910
Operating expenses:
Sales and marketing	118,935	131,802	131,081
Research and development	76,164	78,261	75,740
General and administrative	29,106	29,323	30,176
Total operating expenses	224,205	239,386	236,997
Loss from operations	(182,860)	(175,781)	(144,087)
Other income (expense), net	513	(396)	(8,974)
Loss before income taxes	(182,347)	(176,177)	(153,061)
Provision for income taxes	773	385	1,248
Net loss	$(183,120)	$(176,562)	$(154,309)
Net loss per share, basic and diluted	$(124.90)	$(110.70)	$(9.43)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,466	1,595	16,358
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2017	2018	2019
Net loss	$(183,120)	$(176,562)	$(154,309)
Foreign currency translation adjustments	112	176	(68)
Comprehensive loss	$(183,008)	$(176,386)	$(154,377)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(in thousands, except share amounts)

					Stockholders' (Deficit) Equity
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 1, 2016	13,288,510	$594,187	—	$—	1,417,691	$1	$14,610	$218	$(398,091)	$(383,262)
Exercise of stock options	—	—	—	—	113,546	1	747	—	—	748
Stock-based compensation expense	—	—	—	—	—	—	9,326	—	—	9,326
Foreign currency translation adjustments	—	—	—	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	—	—	—	(183,120)	(183,120)
Balance as of January 31, 2017	13,288,510	594,187	—	—	1,531,237	2	24,683	330	(581,211)	(556,196)
Issuance of Series D-2 convertible preferred stock, net of issuance costs of $3,529	810,427	98,971	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	111,688	—	1,338	—	—	1,338
Repurchase of Class B common stock	—	—	—	—	(4,277)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	—	—	—	—	9,334	—	—	9,334
Class B common stock warrant	—	—	—	—	—	—	67	—	—	67
Foreign currency translation adjustments	—	—	—	—	—	—	—	176	—	176
Net loss	—	—	—	—	—	—	—	—	(176,562)	(176,562)
Balance as of January 31, 2018	14,098,937	693,158	—	—	1,638,648	2	35,301	506	(757,773)	(721,964)
Initial public offering, net of offering costs of $4,091	—	—	—	—	10,580,000	10	202,526	—	—	202,536
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Vesting of restricted stock units	—	—	—	—	12,625	—	—	—	—	—
Exercise of stock options	—	—	—	—	367,991	—	2,250	—	—	2,250
Stock-based compensation expense	—	—	—	—	—	—	22,291	—	—	22,291
Common stock warrants	—	—	—	—	—	—	633	—	—	633
Foreign currency translation adjustments	—	—	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	—	—	(154,309)	(154,309)
Balance as of January 31, 2019	—	$—	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2017	2018	2019
Cash flows from operating activities
Net loss	$(183,120)	$(176,562)	$(154,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,895	8,051	8,573
Amortization of intangible assets	304	80	214
Amortization of contract acquisition costs	7,782	9,014	8,168
Stock-based compensation expense	9,343	9,370	21,801
Reversal of contingent tax-related accrual	—	—	(3,513)
Capitalized interest	—	202	2,293
Remeasurement of warrant liability	—	(28)	(56)
Change in operating assets and liabilities:
Accounts receivable, net	(2,802)	(13,186)	(12,937)
Contract acquisition costs	(11,742)	(17,160)	(15,677)
Prepaid expenses and other	(826)	(1,610)	(4,824)
Accounts payable	4,537	3,250	(8,651)
Accrued expenses and other liabilities	9,613	8,902	4,605
Deferred revenue	17,872	21,020	22,946
Net cash used in operating activities	(144,144)	(148,657)	(131,367)
Cash flows from investing activities
Purchases of property and equipment	(11,644)	(7,281)	(6,373)
Purchases of intangible assets	—	(315)	(1,603)
Issuance of note receivable	(500)	—	—
Net cash used in investing activities	(12,144)	(7,596)	(7,976)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	206,627
Payments of costs related to initial public offering	—	(38)	(4,053)
Proceeds from issuance of convertible preferred stock, net of issuance costs	(4,060)	99,058	(87)
Debt proceeds, net of issuance costs	(112)	48,900	49,642
Proceeds from exercise of stock options	748	1,338	2,250
Repurchases of common stock	—	(121)	—
Principal payments on capital lease obligations	(42)	(37)	(44)
Net cash (used in) provided by financing activities	(3,466)	149,100	254,335
Effect of exchange rate changes on cash and cash equivalents	118	141	9
Net (decrease) increase in cash and cash equivalents	(159,636)	(7,012)	115,001
Cash and cash equivalents at beginning of period	228,620	68,984	61,972
Cash and cash equivalents at end of period	$68,984	$61,972	$176,973
Supplemental disclosures of cash flow information
Cash paid for income taxes	$212	$499	$822
Cash paid for interest	$26	$314	$6,903
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$—	$—	$528
Debt issuance costs in accounts payable, accrued liabilities and other liabilities, noncurrent	$—	$2,726	$1,993
Deferred initial public offering costs in accounts payable and accrued liabilities	$—	$1,675	$—
Issuance of warrants in connection with credit facility	$—	$257	$673
Convertible preferred stock issuance costs in accounts payable and accrued liabilities	$—	$87	$—
Conversion of convertible preferred stock to common stock	$—	$—	$693,158
See accompanying notes to consolidated financial statements.

Domo, Inc.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones. The Company is incorporated in Delaware. The Company's headquarters are located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, and Canada.
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America or GAAP. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31.
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
Upon the effectiveness of the registration statement for the Company's IPO, which was June 28, 2018, the liquidity event-related performance vesting condition associated with restricted stock units (RSUs) granted prior to the IPO was deemed probable of being satisfied. As a result, the Company recognized stock-based compensation related to these RSUs of $6.6 million attributable to service prior to such effective date.
Stock Split
On June 15, 2018, the Company amended its amended and restated certificate of incorporation to effect a 15-to-one reverse stock split of its common stock and convertible preferred stock. All of the share and per share information referenced throughout the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation, including the underlying estimated fair value of common stock in periods prior to the date of the Company's IPO; useful lives of fixed assets; capitalization and estimated useful life of internal-use software; valuation estimates used when evaluating impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the consolidated statements of convertible preferred stock and stockholders’ (deficit) equity and the consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
1. Overview and Basis of Presentation (Continued)

the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and were not material for the years ended January 31, 2017, 2018 and 2019. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2018 and January 31, 2019.
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
Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2017, 2018 and 2019 were as follows (in thousands):

Beginning balance	$771
Additions	3,519
Write-offs	(2,710)
Balance as of January 31, 2017	1,580
Additions	5,003
Write-offs	(3,664)
Balance as of January 31, 2018	2,919
Additions	5,033
Write-offs	(4,565)
Balance as of January 31, 2019	$3,387
Contract Acquisition Costs
Contract acquisition costs, net are stated at cost net of accumulated amortization and primarily consist of deferred sales commissions, which are considered incremental and recoverable costs of obtaining a contract with a customer. Contract acquisition costs for initial contracts are deferred and then amortized on a straight-line basis over the period of benefit, which the Company has determined to be approximately four years. The period of benefit is determined by taking into consideration contractual terms, expected customer life, changes in the Company's technology and other factors. Contract acquisition costs for renewal contracts are not commensurate with contract acquisition costs for initial contracts and are recorded as expense when incurred if the period of benefit is one year or less. If the period of benefit is greater than one year, costs are deferred and then amortized on a straight-line basis over the period of benefit. Contract acquisition costs related to professional services and

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

other performance obligations with a period of benefit of one year or less are recorded as expense when incurred. Amortization of contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Amortization expense related to contract acquisition costs was $7.8 million, $9.0 million and $8.2 million for the years ended January 31, 2017, 2018 and 2019, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
Deferred Offering Costs
The Company capitalized qualified legal, accounting and other direct costs related to the IPO. As of January 31, 2018, the balance of deferred offering costs was $1.7 million, which was included in other assets in the consolidated balance sheets. During the year ended January 31, 2019, the Company reclassified $4.2 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO. As of January 31, 2019, there were no deferred offering costs.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

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
Professional Services and Other Revenue
Professional services revenue consists of implementation services sold with new subscriptions as well as professional services sold separately. Other revenue includes training and education. Professional services arrangements are billed in advance, and revenue from these arrangements is recognized as the services are provided, generally based on hours incurred. Training and education revenue is also recognized as the services are provided.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

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
Cost of professional services and other revenue consists primarily of employee-related costs associated with these services, including stock-based compensation; third-party consultant fees; and allocated overhead.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $17.8 million, $26.4 million and $13.7 million for the years ended January 31, 2017, 2018 and 2019, respectively.
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
Stock-Based Compensation
The Company records stock-based compensation based on the grant date fair value of the awards, which include stock options and restricted stock units, and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, the Company recognizes expense using the accelerated attribution method if it is probable the performance conditions will be met. The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model.
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
The determination of the grant date fair value of stock-based awards is affected by the estimated fair value of the Company's common stock as well as other assumptions and judgments, which are estimated as follows:

•
Fair Value Per Share of Common Stock. Because there was no public market for the Company's common stock prior to the IPO, the board of directors determined the common stock fair value at the grant date by considering numerous objective and subjective factors, including contemporaneous valuations of the Company’s common stock, actual operating and financial performance, market conditions, and performance of comparable publicly traded companies, business developments, the likelihood of achieving a liquidity event, and transactions involving preferred and common stock, among other factors. Subsequent to the IPO, the Company determines the fair value of common stock as of each grant date using the market closing price of the Company's Class B common stock on the date of grant.

•
Expected Term. The expected term is determined using the simplified method, which is calculated as the midpoint of the option’s contractual term and vesting period. The Company uses this method due to limited stock option exercise history. For the ESPP, the expected term is the beginning of the offering period to the end of each purchase period.

•
Expected Volatility. Since a public market for the Company's common stock did not exist prior to the IPO and, therefore, the Company does not have sufficient trading history of its common stock, expected volatility is estimated based on the volatility of similar publicly held companies over a period equivalent to the expected term of the awards.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

•	Risk-free Interest Rate. The risk-free interest rate is determined using U.S. Treasury rates with a similar term as the expected term of the option.

•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Income Taxes
The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under this method, the Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to affect taxable income.
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
Tax positions are recognized in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes.
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
No single customer accounted for more than 10% of revenue for the years ended January 31, 2017, 2018 and 2019 or more than 10% of accounts receivable as of January 31, 2018 and January 31, 2019.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

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
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and improves several aspects of the accounting for employee share-based payment transactions such as the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The standard also provides an accounting policy election to account for forfeitures as they occur.
The Company elected to early adopt ASU 2016-09 as of February 1, 2016, and as part of the adoption elected to account for forfeitures as they occur. Therefore, stock-based compensation expense for the years ended January 31, 2017, 2018 and 2019 has been calculated based on actual forfeitures in the consolidated statements of operations, rather than the previous approach, which was net of estimated forfeitures. The net cumulative effect of this change of $0.6 million was recorded as a reduction to paid-in capital and accumulated deficit as of February 1, 2016. The other aspects of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this standard as of February 1, 2020, assuming it remains an emerging growth company. The Company is currently evaluating the impact to its consolidated financial statements and related disclosures, but expects assets and liabilities related to leases to increase as a result of adopting this standard.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Fair Value Measurements (Continued)

•
Level 3: Unobservable inputs reflecting management's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2018 and January 31, 2019 by level within the fair value hierarchy (in thousands):

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,210	$—	$—	$15,210
Financial liability:
Series D-2 convertible preferred stock warrants	$—	$—	$229	$229

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,998	$—	$—	$170,998
There were no realized or unrealized losses or other-than-temporary impairments for money market funds as of January 31, 2018 and January 31, 2019.
Level 3 instruments consisted of a liability related to warrants to purchase Series D-2 convertible preferred stock, which warrants were originally issued in December 2017 (see Note 9) and later converted to warrants to purchase Class B common stock in April 2018 (see Note 11) (warrant liability). The warrant liability was recorded at fair value upon issuance and remeasured until the date the exercise price-related contingency on the warrants to purchase Class B common stock was resolved, which was the effective date of the Company's IPO. On that date, the liability balance was reclassified to additional paid-in capital within stockholders' equity. As such, no warranty liability balances existed as of January 31, 2019.
These warrant liabilities were estimated using assumptions related to the remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the warrant liabilities are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement, and are recognized in other income (expense), net in the consolidated statements of operations.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Fair Value Measurements (Continued)

The changes in the fair value of the Series D-2 convertible preferred stock and Class B common stock warrant liabilities were as follows (in thousands):

Balance as of January 31, 2017	$—
Issuance of convertible preferred stock warrants	257
Decrease in fair value of convertible preferred stock warrants	(28)
Balance as of January 31, 2018	229
Decrease in fair value of convertible preferred stock warrants	(16)
Write-off of convertible preferred stock warrant liability due to conversion to warrants on Class B common stock	(213)
Issuance of Class B common stock warrants	166
Decrease in fair value of Class B common stock warrants	(40)
Reclassification to additional paid-in capital of Class B common stock warrant liability due to resolution of contingency	(126)
Balance as of January 31, 2019	$—
At each reporting date or immediately prior to an event that changes the classification of the related warrants from liability to equity, the warrant liabilities are remeasured to fair value using the Black-Scholes option-pricing model. The assumptions used as of January 31, 2018 and during the year ended January 31, 2019 were as follows:

	January 31,
	2018	2019
Expected stock price volatility	45%	42% - 44%
Expected term	2.6 years	2.6 - 3.0 years
Risk-free interest rate	2.72%	2.54% - 2.60%
Expected dividend yield	—	—
During the years ended January 31, 2017, 2018 and 2019, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2018	2019
Computer equipment and software	$16,201	$16,575
Capitalized internal-use software development costs	11,823	18,140
Leasehold improvements	3,558	2,849
Furniture, vehicles and office equipment	2,430	2,537
	34,012	40,101
Less accumulated depreciation and amortization	(19,060)	(27,506)
	$14,952	$12,595
Depreciation and amortization expense related to property and equipment was $4.9 million, $8.1 million and $8.6 million for the years ended January 31, 2017, 2018 and 2019, respectively.
The Company capitalized $4.9 million, $2.2 million and $6.3 million in software development costs during the years ended January 31, 2017, 2018 and 2019, respectively. Amortization of capitalized software development costs was $1.5 million, $3.2 million and $3.9 million for the years ended January 31, 2017, 2018 and 2019, respectively.
5. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2018	2019
Intellectual property excluding patents	$2,289	$2,289
Software licenses	—	1,603
Patents	950	950
	3,239	4,842
Less accumulated amortization	(213)	(427)
	$3,026	$4,415
Amortization expense related to intangible assets was $0.3 million, $0.1 million and $0.2 million for the years ended January 31, 2017, 2018 and 2019, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 8 years.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Intangible Assets (Continued)

As of January 31, 2019, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2020	$614
2021	614
2022	481
2023	80
2024	80
Thereafter	257
$2,126
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2018	2019
Accrued payroll taxes	$13,925	$12,251
Accrued expenses	11,677	8,688
Accrued commissions	6,120	6,495
Accrued benefits	6,005	6,142
Accrued bonus	7,200	5,338
Employee stock purchase plan liability	—	3,848
Sales and other taxes payable	966	1,409
Other accrued liabilities	3,535	3,968
	$49,428	$48,139

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2017, 2018 and 2019 were as follows (in thousands):

Beginning balance at February 1, 2016 (reflects cumulative effect adjustment from adoption of ASU 2014-09)		$32,064
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(26,964)
Professional services and other	(4,664)
Total		(31,628)
Increase due to billings excluding amounts recognized as revenue during the period		49,500
Balance as of January 31, 2017		49,936
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(42,383)
Professional services and other	(6,079)
Total		(48,462)
Increase due to billings excluding amounts recognized as revenue during the period		69,482
Balance as of January 31, 2018		70,956
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(61,283)
Professional services and other	(4,991)
Total		(66,274)
Increase due to billings excluding amounts recognized as revenue during the period		89,220
Balance as of January 31, 2019		$93,902
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing noncancelable contracts, whether billed or unbilled. As of January 31, 2019, approximately $183.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $109.1 million of this amount during the year ending January 31, 2020, with an additional $42.5 million being recognized during the year ending January 31, 2021, and the balance recognized thereafter. As of January 31, 2019, approximately $16.1 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $14.3 million of which is expected to be recognized during the year ending January 31, 2020, and the balance recognized thereafter.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2017	2018	2019
United States	$64,144	$88,748	$110,181
Outside the United States	10,396	19,776	32,283
Total	$74,540	$108,524	$142,464
Percentage of revenue by geographic area:
United States	86%	82%	77%
Outside the United States	14%	18%	23%
Other than the United States, no other individual country exceeded 10% of total revenue for the years ended January 31, 2017, 2018 and 2019. As of January 31, 2019, substantially all of the Company’s property and equipment was located in the United States.
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
Credit Facility
In December 2017, the Company entered into an $80.0 million credit facility and drew $50.0 million at closing, which was scheduled to mature on January 1, 2021. The Company had until April 30, 2018 to request an additional term loan of up to $30.0 million under the credit facility. In April 2018, the Company entered into an amendment to this credit facility pursuant to which the Company was able to incur an additional $20.0 million in term loan borrowings, for a total availability of $100.0 million under the amended facility. The Company drew the remaining $50.0 million during April 2018, which was scheduled to mature on May 1, 2021. The credit facility is secured by substantially all of the Company's assets.
Under the amended credit facility, the Company was required to pay a $2.0 million fee upon the earlier of (1) the closing of a transaction in which the Company was acquired by a third party and (2) December 4, 2027. The obligation to pay this $2.0 million fee terminated upon the closing of the IPO.
In January 2019, the Company entered into an amendment to this credit facility which extended the maturity date for both outstanding loans to October 1, 2022. The amendment also revised the maximum debt ratio financial covenant and increased the amount of the closing fee.
Each term loan under the credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 8.3% as of January 31, 2019. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Line of Credit and Credit Facility (Continued)

capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. There were no amounts capitalized during the year ended January 31, 2017, and $0.2 million and $2.3 million of interest was capitalized during the years ended January 31, 2018 and 2019, respectively.
The amended credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is October 1, 2022, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The closing fee liability will be accreted to its full value over the term of the loan, with such accretion recorded as interest expense in other income (expense), net in the consolidated statements of operations. As of January 31, 2018, the Company had incurred other upfront issuance fees of $1.2 million, with an additional $0.3 million incurred during the year ended January 31, 2019, which were also recorded as debt issuance costs. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the consolidated balance sheets and are being amortized as interest expense in other income (expense), net in the consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following:

	As of January 31,
	2018	2019
Principal	$50,201	$102,494
Less: unamortized debt issuance costs	(3,869)	(5,249)
Net carrying amount	$46,332	$97,245
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the amended facility, the minimum ratio is 0.85 on January 31, 2019 and April 30, 2019; 0.80 on July 31, 2019 and October 31, 2019; 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2018 and January 31, 2019.
The Company incurred interest expense of $0.1 million, $1.2 million and $11.1 million for the years ended January 31, 2017, 2018 and 2019, respectively.
Stock Warrants
In connection with the credit facility described above, in December 2017 the Company issued fully vested warrants to purchase 28,462 shares of Series D-2 convertible preferred stock (Series D-2 warrants) with an exercise price of $126.47 per share. The fair value of the Series D-2 warrants at the time of issuance was recorded as an increase to debt issuance costs. In connection with the April 2018 amendment, the Series D-2 warrants were amended to warrants to purchase 66,664 shares of Class B common stock with an exercise price of $45.00 per share (common warrants). Upon execution of the April 2018 amendment, unamortized debt issuance costs related to the Series D-2 warrants were adjusted based on the difference in fair value of the Series D-2 warrants and the common warrants at the time of the April 2018 amendment. In connection with the January 2019 amendment to the credit facility, the common warrants were amended to be exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share (amended common warrants). Upon execution of

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Line of Credit and Credit Facility (Continued)

the January 2019 amendment, unamortized debt issuance costs related to the common warrants were adjusted based on the difference in fair value of the common warrants and the amended common warrants at the time of the January 2019 amendment. See Note 11 for further details regarding stock warrants.
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
The Company is involved in legal proceedings from time to time arising in the normal course of business. As of January 31, 2018 and January 31, 2019, there were no significant outstanding claims against the Company.
Warranties and Indemnification
The Company’s subscription services are generally warranted to perform materially in accordance with the terms of the applicable customer service order under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying consolidated financial statements as a result of these obligations.
The Company has entered into service-level agreements with some of its customers defining levels of uptime reliability and performance and permitting those customers to receive credits for prepaid amounts related to unused subscription services if the Company fails to meet certain of the defined service levels. In very limited instances, the Company allows customers to early terminate their agreements if the Company repeatedly or significantly fails to meet those levels. If the Company repeatedly or significantly fails to meet contracted upon service levels, a contract may require a refund of prepaid unused subscription fees. To date, the Company has not experienced any significant failures to meet defined levels of uptime reliability and performance as set forth in its agreements and, as a result, the Company has not accrued any liabilities related to these agreements in the consolidated financial statements.
Operating Leases
The Company has entered into noncancelable operating lease arrangements, primarily for office space, with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $4.2 million, $5.3 million and $7.1 million for the years ended January 31, 2017, 2018 and 2019, respectively.
Future minimum lease payments under noncancelable operating leases were as follows as of January 31, 2019 (in thousands):

	Total Payments	Expected Sublease Income	Net Payments
Year Ending January 31:
2020	$7,162	$(449)	$6,713
2021	3,258	(706)	2,552
2022	1,571	(619)	952
2023	1,113	(338)	775
2024	1,144	—	1,144
Thereafter	4,799	—	4,799
	$19,047	$(2,112)	$16,935

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
10. Commitments and Contingencies (Continued)

Other Purchase Commitments
The Company has also entered into certain noncancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2019, these commitments were $10.7 million and $20.0 million, which are due during the fiscal years ending January 31, 2020 and 2021, respectively.
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
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2018 and January 31, 2019, no shares of preferred stock were issued and outstanding.
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
At January 31, 2018 and January 31, 2019, there were 3,700,000 shares of Class A common stock authorized. There were no shares of Class A common stock issued and outstanding at January 31, 2018 and 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2019.
At January 31, 2018 and January 31, 2019, there were 21,200,000 and 500,000,000 shares of Class B common stock authorized, respectively, and 1,638,648 and 23,434,542 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the amendment to the credit facility that occurred in April 2018, the warrants to purchase 28,462 shares of Series D-2 convertible preferred stock described in Note 9 were amended to warrants to purchase 66,664 shares of Class B common stock at an exercise price equal to $45.00 per share. The warrants are exercisable at any time prior to expiration, which was to occur on the earlier of the third anniversary of the IPO or December 2027. Due to the exercise price-related contingency that existed with the Class B common stock warrants, they were being accounted for as a liability and were included in other liabilities, noncurrent on the consolidated balance sheets. The liability was revalued each reporting period until the contingency was resolved and the change in fair value was recorded in other income (expense), net. The contingency was resolved on the effective date of the Company's IPO, at which time the liability was remeasured to fair value and the remaining liability balance was reclassified to additional paid-in capital within stockholders' equity.
In connection with the January 2019 amendment to the credit facility, the warrants to purchase 66,664 shares of Class B common stock were amended to be exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share. The warrants are exercisable at any time prior to expiration, which occurs on June 28, 2021 (the third anniversary of the IPO). The difference in the fair value of the Class B common stock warrants at the time of the amendment to the credit facility in January 2019 associated with the increase in shares and the lower exercise price was recorded as an adjustment to additional paid-in capital and debt issuance costs.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Stockholders' (Deficit) Equity (Continued)

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
At January 31, 2018 and January 31, 2019, all warrants were outstanding and exercisable.
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
A total of 5,238,423 shares of Class B common stock were initially reserved for issuance under the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. As of January 31, 2019, there were 4,466,868 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
Cost of revenue:
Subscription	$46	$48	$219
Professional services and other	45	40	154
Sales and marketing	1,930	1,845	7,387
Research and development	2,206	2,311	6,519
General and administrative	5,099	5,090	7,492
Interest expense	17	36	30
Total	$9,343	$9,370	$21,801

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity Incentive Plans (Continued)

Stock Options
Stock options typically vest over a four year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $12.89 per share and $13.20 per share for the years ended January 31, 2017 and 2018, respectively. No stock options were granted during the year ended January 31, 2019. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2017	2018
Expected stock price volatility	48%	47%
Expected term	6 years	6 years
Risk-free interest rate	1.28% - 1.42%	1.83%
Expected dividend yield	—	—
Fair value of common stock	$27.60	$28.20
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2017, 2018 and 2019:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2016	2,312,633	$20.20	8.0	$59,509
Granted	399,239	27.60
Exercised	(113,546)	6.58
Forfeited	(45,702)	33.64
Expired	(10,599)	22.21
Outstanding as of January 31, 2017	2,542,025	21.72	7.3	19,377
Granted	161,715	28.20
Exercised	(111,688)	12.00
Forfeited	(102,828)	35.79
Expired	(23,982)	31.63
Outstanding as of January 31, 2018	2,465,242	21.90	6.4	12,185
Exercised	(367,991)	6.09
Forfeited	(101,782)	30.69
Expired	(139,130)	34.06
Outstanding as of January 31, 2019	1,856,339	$23.64	5.6	$8,443
Vested and exercisable at January 31, 2019	1,709,661	$23.20	5.4	$8,443
The aggregate intrinsic value of options exercised was $2.8 million, $2.5 million and $4.5 million for the years ended January 31, 2017, 2018 and 2019, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of January 31, 2019 is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2019, there was $1.8 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.2 years.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity Incentive Plans (Continued)

Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan vest and settle upon the satisfaction of a service-based condition and, for RSUs granted prior to the IPO, a liquidity event-related performance vesting condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter. Some RSUs have a two-year vesting schedule, with one third of the RSUs vesting at twelve, eighteen, and twenty-four months. Upon the effectiveness of the registration statement for the Company's IPO, which was June 28, 2018, the liquidity event-related performance vesting condition associated with RSUs granted prior to the IPO was deemed probable of being satisfied. As a result, the Company recognized stock-based compensation related to these RSUs using the accelerated attribution method of $6.6 million attributable to service prior to such effective date.
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2017, 2018 and 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2016	—	$—
Granted	33,666	27.60
Outstanding as of January 31, 2017	33,666	27.60
Granted	988,601	23.40
Canceled	(21,041)	27.60
Outstanding as of January 31, 2018	1,001,226	23.40
Granted	1,743,393	18.06
Vested	(12,625)	27.60
Canceled	(403,872)	21.29
Outstanding as of January 31, 2019	2,328,122	$19.77
As of January 31, 2019, there was $30.7 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP and a total of 1,047,684 shares of Class B common stock were initially reserved for issuance under the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year.
The ESPP generally provides for consecutive overlapping 24-month offering periods comprised of four six-month purchase periods; provided, however, that the first purchase period in the first offering period will have a duration of approximately nine months. The offering periods are scheduled to start on the first trading day on or after April 1 and October 1 of each year. The first offering period commenced on June 29, 2018 and is scheduled to end on the first trading day on or after October 1, 2020. The ESPP is intended to qualify as a tax-qualified plan under Section 423 of the Internal Revenue Code and permits participants to elect to purchase shares of Class B common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,000 shares during each purchase period.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity Incentive Plans (Continued)

their purchase of shares on the exercise date and will be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of Class B common stock. Participation ends automatically upon termination of employment.
As of January 31, 2019, a total of 833,512 shares were issuable to employees based on contribution elections made under the ESPP and no shares had yet been purchased. As of January 31, 2019, total unrecognized stock-based compensation related to the ESPP was $4.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected stock price volatility	31% - 36%
Expected term	0.75 - 2.25 years
Risk-free interest rate	2.22% - 2.54%
Expected dividend yield	–
13. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
Current income provision:
Federal	$—	$—	$—
State	89	3	9
Foreign	443	233	1,137
	532	236	1,146
Deferred income tax provision:
Federal	45	(32)	(125)
State	8	12	(39)
Foreign	188	169	266
	241	149	102
Provision for income taxes	$773	$385	$1,248

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2017	2018	2019
Tax benefit at U.S. federal statutory rate (1)	$(61,998)	$(57,992)	$(32,143)
State income taxes, net of federal tax benefit	(10,841)	(11,679)	(10,114)
Non-deductible expenses	1,522	1,095	997
Foreign taxes	37	48	697
Stock-based compensation	1,081	896	1,469
Research and development credits	(1,784)	(2,516)	(2,618)
Change in valuation allowance	72,769	(15,199)	42,975
Deferred tax effect of Tax Act rate change	—	85,725	—
Other	(13)	7	(15)
Provision for income taxes	$773	$385	$1,248
________________

(1)
The statutory tax rates used in this analysis were 34%, 33% and 21% for the years ended January 31, 2017, 2018 and 2019, respectively. The rate used for the year ended January 31, 2018 takes into account the number of days in the fiscal year after the Tax Cuts and Jobs Act was enacted where the statutory rate decreased to 21%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2018	2019
Deferred tax assets:
Net operating loss carryforwards	$186,299	$223,765
Stock based compensation	6,892	9,784
Accruals and other reserves	5,821	4,222
Research and development credit carryforwards	9,615	12,729
Other	1,871	5,229
Gross deferred tax assets	210,498	255,729
Valuation allowance	(203,704)	(246,679)
Total deferred tax assets, net of valuation allowance	6,794	9,050

Deferred tax liabilities:
Contract acquisition costs	(5,132)	(6,987)
Capitalized software	(1,929)	(2,581)
Basis difference in intangible assets	(471)	(297)
Total deferred tax liabilities	(7,532)	(9,865)
Net deferred tax liabilities	$(738)	$(815)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Income Taxes (Continued)

in making this assessment. The Company determined it was more-likely-than-not that its domestic deferred tax assets would not be realized as of January 31, 2018 and 2019 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
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
The remeasurement resulted in a reduction in deferred tax assets of $85.7 million. This was fully offset by a corresponding change to the Company’s valuation allowance. The Tax Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017. As a result, the Company realized a one-time deemed income inclusion of deferred foreign income from the Company's non-U.S. subsidiaries of $0.7 million, which income was offset by the Company's net operating losses.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of January 31, 2019, the Company has finalized all provisional amounts related to the Tax Act. Finalizing provisional adjustments related to the Tax Act did not have a material impact on the Company's consolidated financial statements as of January 31, 2019.
As of January 31, 2019, the Company had federal and state NOLs available to offset future taxable income, if any, of $815.1 million and $1,048.5 million, respectively. The federal NOLs will begin to expire in 2028. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Section 382.
As of January 31, 2019, the Company also had unused federal and state research and development tax credits of $12.2 million and $6.0 million, respectively. The federal credits begin to expire in 2020 and the state credits began to expire in 2016. As of January 31, 2019, the Company also had foreign tax credits of $0.4 million which begin to expire in 2020.
During the fiscal years ended years ended January 31, 2017, 2018 and 2019, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
Beginning balance	$2,055	$2,737	$3,637
(Decrease) increase in unrecognized tax benefits taken in prior years	(27)	675	872
Increase in unrecognized tax benefits related to current year	709	225	49
	$2,737	$3,637	$4,558
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. The Company does not expect a significant change in its unrecognized tax benefits over the next twelve months.
The Company files U.S. federal, U.S. state and foreign tax returns. For both federal and state tax returns, the Company is subject to examination for tax years since 2009 due to carry forward of net operating losses and research and development credits. The Company could be subject to examination in Japan for tax years since 2011, in the UK for tax years since 2014 and in Australia for tax years since 2015.
The Company paid income taxes of $0.2 million, $0.5 million and $0.8 million during the years ended years ended January 31, 2017, 2018 and 2019, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Net Loss Per Share (Continued)

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
The following tables set forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the years ended January 31, 2017, 2018 and 2019 (in thousands, except per share amounts):

	Year Ended January 31,
	2017		2018		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(183,120)	$—	$(176,562)	$(18,305)	$(136,004)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,466	—	1,595	1,941	14,417
Net loss per share, basic and diluted	$—	$(124.90)	$—	$(110.70)	$(9.43)	$(9.43)
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

	Year Ended January 31,
	2017	2018	2019
Convertible preferred stock on an if-converted basis	13,288,510	13,938,953	5,716,829
Options to purchase common stock	676,467	553,581	469,936
Restricted stock units	—	—	310,811
Common stock warrants	3,179	3,023	4,357
	13,968,156	14,495,557	6,501,933
15. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Under the plan, employees may contribute up to 50% of their pretax salary, subject to certain IRC limitations. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. The Company recorded expenses for contributions to its retirement savings plan of $2.9 million, $3.2 million and $3.4 million during the years ended January 31, 2017, 2018 and 2019, respectively.
16. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
16. Related Party Transactions (Continued)

January 31, 2018 and January 31, 2019, the Company had $0.6 million and $0.6 million receivable from these customers, respectively. As of January 31, 2018 and January 31, 2019, amounts payable to these vendors were immaterial. During the years ended January 31, 2017, 2018 and 2019, the Company recognized revenue of $0.8 million, $1.6 million and $1.9 million, respectively, related to these customers. During the years ended January 31, 2017, 2018 and 2019, the Company recognized expense of $1.2 million, $0.8 million and $0.7 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.9 million, $0.7 million and $0.3 million during the years ended January 31, 2017, 2018 and 2019, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all officers, directors and employees, which is available on our website at ir.domo.com under "Governance". The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
The information concerning our financial statements, including the Report of Independent Registered Public Accounting Firm required by this item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(c) Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMO, INC.

Date: April 12, 2019	By:	/s/ Joshua G. James
Joshua G. James
Founder and Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2019	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua G. James, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2019
Joshua G. James

/s/ Bruce Felt	Chief Financial Officer (Principal Accounting and Financial Officer)	April 12, 2019
Bruce Felt

/s/ Fraser Bullock	Director	April 12, 2019
Fraser Bullock

/s/ Carine S. Clark	Director	April 12, 2019
Carine S. Clark

/s/ Dana Evan	Director	April 12, 2019
Dana Evan

/s/ Mark Gorenberg	Director	April 12, 2019
Mark Gorenberg

/s/ Nehal Raj	Director	April 12, 2019
Nehal Raj

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation					X
3.2	Amended and Restated Bylaws					X
4.1	Specimen Common Stock Certificate of the registrant	S-1	333-225348	4.1	June 18, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated April 13, 2017, by and among the registrant and the investors and founders named therein	S-1	333-225348	4.2	June 1, 2018
4.3	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.4	Form of Amended and Restated Warrant to Purchase Stock, dated as of January 4, 2019	8-K	001-38553	4.1	January 7, 2019
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan	S-1	333-225348	10.5	June 18, 2018
10.6+	Executive Incentive Compensation Plan	S-1	333-225348	10.6	June 18, 2018
10.7	Loan and Security Agreement, dated as of December 5, 2017, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.7	June 1, 2018
10.8	First Amendment to Loan and Security Agreement and Pledge Agreement dated as of April 17, 2018, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.8	June 1, 2018
10.9	Third Amendment to Loan and Security Agreement, dated as of January 4, 2019, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, and Obsidian Agency Services Inc.	8-K	001-38553	10.1	January 7, 2019
10.10+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.11+	Outside Director Compensation Policy	S-1	333-225348	10.10	June 18, 2018
10.12	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.13+	Confirmatory Employment Letter, dated June 17, 2018, between the registrant and Joshua James	S-1	333-225348	10.12	June 18, 2018
10.14+	Confirmatory Employment Letter, dated June 15, 2018, between the registrant and Bruce Felt	S-1	333-225348	10.13	June 18, 2018
10.15+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1	333-225348	10.14	June 18, 2018
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
________________

+	Indicates a management contract or compensatory plan.

*
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Domo, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.