Form 10-Q
period 2019-04-30
DOMO, INC.
filed 2019-06-13
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.001 per share	DOMO	The Nasdaq Global Market
As of May 31, 2019, there were approximately 3,263,659 shares of the registrant's Class A common stock and 24,108,096 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$176,973	$90,763
Short-term investments	—	63,238
Accounts receivable, net of allowances of $3,387 and $1,839 as of January 31, 2019 and April 30, 2019, respectively	48,421	36,207
Contract acquisition costs, net	10,425	10,829
Prepaid expenses and other current assets	10,935	15,545
Total current assets	246,754	216,582
Property and equipment, net	12,595	12,581
Contract acquisition costs, noncurrent, net	18,030	16,889
Intangible assets, net	4,415	4,261
Goodwill	9,478	9,478
Other assets	1,360	1,187
Total assets	$292,632	$260,978
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$2,609	$3,142
Accrued expenses and other current liabilities	48,139	37,936
Deferred revenue	88,959	89,219
Total current liabilities	139,707	130,297
Deferred revenue, noncurrent	4,943	4,950
Other liabilities, noncurrent	6,210	6,030
Long-term debt	97,245	98,156
Total liabilities	248,105	239,433
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2019 and April 30, 2019; no shares issued and outstanding as of January 31, 2019 and April 30, 2019	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2019 and April 30, 2019; 3,264 shares issued and outstanding as of January 31, 2019 and April 30, 2019	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2019 and April 30, 2019; 23,435 and 24,089 shares issued and outstanding as of January 31, 2019 and April 30, 2019, respectively	23	24
Additional paid-in capital	956,145	968,754
Accumulated other comprehensive income	438	382
Accumulated deficit	(912,082)	(947,618)
Total stockholders' equity	44,527	21,545
Total liabilities and stockholders' equity	$292,632	$260,978
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2018	2019
Revenue:
Subscription	$26,663	$34,391
Professional services and other	5,282	6,407
Total revenue	31,945	40,798
Cost of revenue:
Subscription	8,056	8,035
Professional services and other	3,510	4,769
Total cost of revenue	11,566	12,804
Gross profit	20,379	27,994
Operating expenses:
Sales and marketing	39,656	35,949
Research and development	19,064	17,099
General and administrative	4,644	8,017
Total operating expenses	63,364	61,065
Loss from operations	(42,985)	(33,071)
Other expense, net	(1,919)	(2,325)
Loss before income taxes	(44,904)	(35,396)
Provision for income taxes	603	140
Net loss	$(45,507)	$(35,536)
Net loss per share, basic and diluted	$(27.63)	$(1.32)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,647	26,966
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2019
Net loss	$(45,507)	$(35,536)
Foreign currency translation adjustments	(37)	(58)
Unrealized gains on securities available for sale	—	2
Comprehensive loss	$(45,544)	$(35,592)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2018
			Stockholders' (Deficit) Equity
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	14,098,937	$693,158	—	$—	1,638,648	$2	$35,301	$506	$(757,773)	$(721,964)
Exercise of stock options	—	—	—	—	16,221	—	212	—	—	212
Stock-based compensation expense	—	—	—	—	—	—	2,076	—	—	2,076
Other comprehensive loss	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(45,507)	(45,507)
Balance as of April 30, 2018	14,098,937	$693,158	—	$—	1,654,869	$2	$37,589	$469	$(803,280)	$(765,220)

	Three Months Ended April 30, 2019
					Stockholders' (Deficit) Equity
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	—	$—	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	—	—	357,565	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(20,726)	—	(900)	—	—	(900)
Issuance of common stock under employee stock purchase plan	—	—	—	—	253,104	1	4,518	—	—	4,519
Exercise of stock options	—	—	—	—	61,844	—	1,338	—	—	1,338
Stock-based compensation expense	—	—	—	—	—	—	7,653	—	—	7,653
Exercise of common stock warrants	—	—	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	—	—	(35,536)	(35,536)
Balance as of April 30, 2019	—	$—	3,263,659	$3	24,089,459	$24	$968,754	$382	$(947,618)	$21,545

See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2019
Cash flows from operating activities
Net loss	$(45,507)	$(35,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,285	1,764
Amortization of contract acquisition costs	1,727	2,678
Stock-based compensation expense	2,093	7,575
Other, net	(3,180)	(659)
Change in operating assets and liabilities:
Accounts receivable, net	7,066	12,214
Contract acquisition costs	(1,923)	(2,062)
Prepaid expenses and other	602	(4,493)
Accounts payable	4,428	551
Accrued expenses and other liabilities	(6,247)	(8,977)
Deferred revenue	1,769	267
Net cash used in operating activities	(36,887)	(26,678)
Cash flows from investing activities
Purchases of property and equipment	(1,617)	(1,474)
Purchases of securities available for sale	—	(63,008)
Net cash used in investing activities	(1,617)	(64,482)
Cash flows from financing activities
Payments of costs related to initial public offering	(1,311)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	(87)	—
Proceeds from shares issued in connection with employee stock purchase plan	—	4,518
Shares repurchased for tax withholdings on vesting of restricted stock	—	(900)
Debt proceeds, net of issuance costs	49,674	—
Proceeds from exercise of stock options	212	1,338
Principal payments on capital lease obligations	(44)	—
Net cash provided by financing activities	48,444	4,956
Effect of exchange rate changes on cash and cash equivalents	24	(6)
Net increase (decrease) in cash and cash equivalents	9,964	(86,210)
Cash and cash equivalents at beginning of period	61,972	176,973
Cash and cash equivalents at end of period	$71,936	$90,763
Supplemental disclosures of cash flow information
Cash paid for income taxes	$182	$—
Cash paid for interest	$937	$2,796
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$—	$132
Debt issuance costs in accounts payable, accrued liabilities and other liabilities, noncurrent	$682	$—
Deferred initial public offering costs in accounts payable and accrued liabilities	$703	$—
Issuance of warrants in connection with credit facility	$166	$—
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the data, systems and people in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones. The Company is incorporated in Delaware. The Company's headquarters is located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, and Canada.
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2019, and the condensed consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' (deficit) equity, and cash flows for the three months ended April 30, 2018 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2019 and its results of operations and cash flows for the three months ended April 30, 2018 and 2019. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2020 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2019, included in the Company's Annual Report on Form 10-K.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)

other comprehensive income within the condensed consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity and the condensed consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2019 and April 30, 2019.
Short-Term Investments
The Company’s short-term investments are primarily comprised of commercial paper, U.S. treasury securities, asset-backed securities and corporate debt securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Interest income is reported within other expense, net in the condensed consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed consolidated statements of operations. Realized gains and losses are reported in other expense, net in the condensed consolidated statements of operations.
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
Amortization expense related to contract acquisition costs was $1.7 million and $2.7 million for the three months ended April 30, 2018 and 2019, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $7.3 million and $2.3 million for the three months ended April 30, 2018 and 2019, respectively.
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
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company invests its excess cash in money market funds and in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2018 and 2019 or more than 10% of accounts receivable as of January 31, 2019 and April 30, 2019.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company's accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. ASU 2016-13 becomes effective for the Company for the fiscal year beginning February 1, 2020 and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its condensed consolidated financial statements.
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2019 and April 30, 2019 were as follows (in thousands):

	January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$5,975	$—	$—	$5,975
Cash equivalents:
Money market funds	170,998	—	—	170,998
Total cash and cash equivalents	$176,973	$—	$—	$176,973

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	April 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$12,055	$—	$—	$12,055
Cash equivalents:
Money market funds	61,229	—	—	61,229
Commercial paper	14,980	—	—	14,980
Corporate debt securities	2,499	—	—	2,499
Total cash and cash equivalents	$90,763	$—	$—	$90,763
Short-term investments:
Commercial paper	$31,655	$—	$—	$31,655
U.S. treasury securities	19,910	2	—	19,912
Asset-backed securities	8,674	1	—	8,675
Corporate debt securities	2,997	—	(1)	2,996
Total short-term investments	63,236	3	(1)	63,238
Total cash, cash equivalents and short-term investments	$153,999	$3	$(1)	$154,001
All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of April 30, 2019. The Company had no short-term investments as of January 31, 2019.
The Company had one short-term investment in an unrealized loss position as of April 30, 2019. There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of April 30, 2019.
4. Fair Value Measurements
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2019 and April 30, 2019 by level within the fair value hierarchy (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,998	$—	$—	$170,998

	April 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,229	$—	$—	$61,229
Commercial paper	—	14,980	—	14,980
Corporate debt securities	—	2,499	—	2,499
Total cash equivalents	$61,229	$17,479	$—	$78,708
Short-term investments:
Commercial paper	$—	$31,655	$—	$31,655
U.S. treasury securities	19,912	—	—	19,912
Asset-backed securities	—	8,675	—	8,675
Corporate debt securities	—	2,996	—	2,996
Total short-term investments	19,912	43,326	—	63,238
Total cash equivalents and short-term investments	$81,141	$60,805	$—	$141,946
During the three months ended April 30, 2018 and 2019, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2019	2019
Computer equipment and software	$16,575	$7,047
Capitalized internal-use software development costs	18,140	19,733
Leasehold improvements	2,849	720
Furniture, vehicles and office equipment	2,537	862
	40,101	28,362
Less accumulated depreciation and amortization	(27,506)	(15,781)
	$12,595	$12,581

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment (Continued)

Depreciation and amortization expense related to property and equipment was $2.3 million and $1.6 million for the three months ended April 30, 2018 and 2019, respectively.
The Company capitalized $1.3 million and $1.6 million in software development costs during the three months ended April 30, 2018 and 2019, respectively. Amortization of capitalized software development costs was $1.0 million and $0.8 million for the three months ended April 30, 2018 and 2019, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2019	2019
Intellectual property excluding patents	$2,289	$2,289
Software licenses	1,603	1,603
Patents	950	950
	4,842	4,842
Less accumulated amortization	(427)	(581)
	$4,415	$4,261
Amortization expense related to intangible assets was $20,000 and $154,000 for the three months ended April 30, 2018 and 2019, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 8 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2019	2019
Accrued payroll and benefits	$6,142	$9,373
Accrued payroll taxes	12,251	9,158
Accrued expenses	8,688	8,417
Accrued commissions	6,495	3,340
Accrued bonus	5,338	2,940
Sales and other taxes payable	1,409	1,368
Employee stock purchase plan liability	3,848	640
Other accrued liabilities	3,968	2,700
	$48,139	$37,936

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2019 were as follows (in thousands):

Balance as of January 31, 2019		$93,902
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(29,146)
Professional services and other	(2,173)
Total		(31,319)
Increase due to billings excluding amounts recognized as revenue during the period		31,586
Balance as of April 30, 2019		$94,169
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing noncancelable contracts, whether billed or unbilled. As of April 30, 2019, approximately $181.8 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $92.2 million of this amount during the year ending January 31, 2020, with an additional $53.4 million being recognized during the year ending January 31, 2021, and the balance recognized thereafter. As of April 30, 2019, approximately $14.7 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $11.9 million of which is expected to be recognized during the year ending January 31, 2020, and the balance recognized thereafter.
9. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2018	2019
United States	$25,119	$30,246
Japan	2,638	4,219
Other	4,188	6,333
Total	$31,945	$40,798
Percentage of revenue by geographic area:
United States	79%	74%
Japan	8%	10%
Other	13%	16%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2018 and 2019. As of April 30, 2019, substantially all of the Company’s property and equipment was located in the United States.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Credit Facility
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
Each term loan under the credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 8.1% as of April 30, 2019. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended April 30, 2018 and 2019, $0.3 million and $0.6 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following:

	As of January 31,	As of April 30,
	2019	2019
Principal	$102,494	$103,129
Less: unamortized debt issuance costs	(5,249)	(4,973)
Net carrying amount	$97,245	$98,156
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the amended facility, the minimum ratio is 0.85 on January 31, 2019 and April 30, 2019; 0.80 on July 31, 2019 and October 31, 2019; 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Credit Facility (Continued)

contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2019 and April 30, 2019.
The Company incurred interest expense of $1.7 million and $3.1 million for the three months ended April 30, 2018 and 2019, respectively.
Stock Warrants
In connection with the credit facility described above, in December 2017 the Company issued fully vested warrants to purchase 28,462 shares of Series D-2 convertible preferred stock (Series D-2 warrants) with an exercise price of $126.47 per share. The fair value of the Series D-2 warrants at the time of issuance was recorded as an increase to debt issuance costs. In connection with the April 2018 amendment, the Series D-2 warrants were amended to warrants to purchase 66,664 shares of Class B common stock with an exercise price of $45.00 per share (common warrants). Upon execution of the April 2018 amendment, unamortized debt issuance costs related to the Series D-2 warrants were adjusted based on the difference in fair value of the Series D-2 warrants and the common warrants at the time of the April 2018 amendment. In connection with the January 2019 amendment to the credit facility, the common warrants were amended to be exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share (amended common warrants). Upon execution of the January 2019 amendment, unamortized debt issuance costs related to the common warrants were adjusted based on the difference in fair value of the common warrants and the amended common warrants at the time of the January 2019 amendment. See Note 12 for further details regarding stock warrants.
11. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
The Company is involved in legal proceedings from time to time arising in the normal course of business. As of January 31, 2019 and April 30, 2019, there were no significant outstanding claims against the Company.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies (Continued)

Operating Leases
The Company has entered into noncancelable operating lease arrangements primarily for office space with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $1.6 million and $1.7 million for the three months ended April 30, 2018 and 2019, respectively.
Other Purchase Commitments
The Company has also entered into certain noncancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
12. Stockholders' Equity
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2019 and April 30, 2019, no shares of preferred stock were issued and outstanding.
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
At January 31, 2019 and April 30, 2019, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2019 and April 30, 2019.
At January 31, 2019 and April 30, 2019, there were 500,000,000 shares of Class B common stock authorized and 23,434,542 and 24,089,459 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the amendment to the credit facility that occurred in April 2018, the warrants to purchase 28,462 shares of Series D-2 convertible preferred stock described in Note 10 were amended to warrants to purchase 66,664 shares of Class B common stock at an exercise price equal to $45.00 per share. The warrants are exercisable at any time prior to expiration, which was to occur on the earlier of the third anniversary of the IPO or December 2027. Due to the exercise price-related contingency that existed with the Class B common stock warrants, they were being accounted for as a liability and were included in other liabilities, noncurrent on the consolidated balance sheets. The liability was revalued each reporting period until the contingency was resolved and the change in fair value was recorded in other income (expense), net. The contingency was resolved on the effective date of the Company's IPO, at which time the liability was remeasured to fair value and the remaining liability balance was reclassified to additional paid-in capital within stockholders' equity.
In connection with the January 2019 amendment to the credit facility, the warrants to purchase 66,664 shares of Class B common stock were amended to be exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share. The warrants are exercisable at any time prior to expiration, which occurs on June 28, 2021 (the third anniversary of the IPO). The difference in the fair value of the Class B common stock warrants at the time of the amendment

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Stockholders' Equity (Continued)

to the credit facility in January 2019 associated with the increase in shares and the lower exercise price was recorded as an adjustment to additional paid-in capital and debt issuance costs.
In connection with a line of credit signed in July 2016, the Company issued a warrant to purchase 3,333 shares of Class B common stock with a strike price of $34.35 per share. The warrant expires ten years from the date of issuance.
In connection with a loan signed in November 2011 and for which the last principal payment was made in September 2015, the Company issued a warrant to purchase 3,729 shares of Class B common stock with a strike price of $4.80 per share. The warrant expires ten years from the date of issuance. This warrant was net exercised in February 2019, resulting in the issuance of 3,130 shares of Class B common stock.
At January 31, 2019, all warrants were outstanding and exercisable. At April 30, 2019, all warrants were outstanding and exercisable with the exception of the warrant exercised in February 2019.
13. Equity Incentive Plans
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2019, the number of shares available for grant under the 2018 Plan was increased by 1,334,910 shares. As of April 30, 2019, there were 5,588,693 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended April 30,
	2018	2019
Cost of revenue:
Subscription	$15	$123
Professional services and other	8	93
Sales and marketing	305	4,008
Research and development	483	2,065
General and administrative	1,265	1,238
Interest expense	17	48
Total	$2,093	$7,575
Stock Options
Stock options typically vest over a four year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $14.95 per share for the three months ended April 30, 2019. No stock

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

options were granted during the three months ended April 30, 2018. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected stock price volatility	47%
Expected life of options	6 years
Risk-free interest rate	2.47%
Expected dividend yield	—
Fair value of common stock	$31.20
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2019:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	1,856,339	$23.64	5.6	$8,443
Granted	25,000	31.20
Exercised	(61,844)	21.63
Forfeited	(935)	28.58
Expired	(7,716)	44.29
Outstanding as of April 30, 2019	1,810,844	$23.73	5.5	$27,353
Vested and exercisable at April 30, 2019	1,671,358	$23.30	5.3	$26,002
The aggregate intrinsic value of options exercised was $0.2 million and $1.0 million for the three months ended April 30, 2018 and 2019, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2019 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2019, there was $1.8 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.4 years.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2019	2,328,122	$19.77
Granted	282,886	32.28
Vested	(357,565)	24.54
Canceled	(65,757)	20.29
Outstanding as of April 30, 2019	2,187,686	$20.59
As of April 30, 2019, there was $31.9 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2019, the number of shares available under the ESPP was increased by 400,473 shares. As of April 30, 2019, there were 1,195,053 shares available under the ESPP.
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
As of April 30, 2019, a total of 609,885 shares were issuable to employees based on contribution elections made under the ESPP and 253,104 shares had been purchased. As of April 30, 2019, total unrecognized stock-based compensation related to the ESPP was $4.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 2018	April 2019
Expected stock price volatility	31% - 36%	43% - 52%
Expected term	0.75 - 2.25 years	0.5 - 2.0 years
Risk-free interest rate	2.22% - 2.54%	2.33% - 2.46%
Expected dividend yield	–	–

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

14. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax expense was $0.6 million and $0.1 million for the three months ended April 30, 2018 and 2019, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.
15. Net Loss Per Share
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
The following tables set forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three months ended April 30, 2018 and 2019 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2018		2019
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(45,507)	$(4,301)	$(31,235)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,647	3,264	23,702
Net loss per share, basic and diluted	$—	$(27.63)	$(1.32)	$(1.32)
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

	Three Months Ended April 30,
	2018	2019
Convertible preferred stock on an if-converted basis	14,098,937	—
Options to purchase common stock	515,638	610,440
Restricted stock units	—	1,408,651
Employee stock purchase program	—	264,065
Common stock warrants	2,967	62,473
	14,617,542	2,345,629

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

16. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2019 and April 30, 2019, the Company had $0.6 million and $0.1 million receivable from these customers, respectively. As of January 31, 2019 and April 30, 2019, amounts payable to these vendors were immaterial. During the three months ended April 30, 2018 and 2019, the Company recognized revenue of $0.5 million and $0.3 million, respectively, related to these customers. During the three months ended April 30, 2018 and 2019, the Company recognized expense of $0.2 million and $0.1 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.2 million and $0 during the three months ended April 30, 2018 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “could,” "will,” “seek,” “depends,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

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
In light of the significant uncertainties and risks inherent in these forward-looking statements, you should not regard these statements as a representation or warranty by us or anyone else that we will achieve our objectives or plans in any specified time frame, or at all, or as predictions of future events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then encouraging all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their data, systems and people. To address these challenges, we provide a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the data, systems and people in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
We offer our platform to our customers as a subscription-based service. Subscription fees are based on the number of users and the tier of package deployed. Business leaders and managers are typically the initial subscribers to our platform, deploying it for a specific use case or department. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through one-year contracts, but recently a growing percentage of new and existing customers have entered into multi-year contracts. As of January 31, 2019 and April 30, 2019, 42% and 45% of our customers were under multi-year contracts, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance. Given the higher average annual contract value (ACV) and renewal rates we experience with larger customers, we are focused on customers with over $100 million in revenue, with a particular emphasis on enterprise customers with over $1 billion in revenue.
We had total revenue of $31.9 million and $40.8 million for the three months ended April 30, 2018 and 2019, respectively, reflecting a year-over-year increase of 28%. Our enterprise customers were a key driver of revenue growth, with revenue of $14.6 million and $19.4 million for the three months ended April 30, 2018 and 2019, respectively, or 33% year-over-year growth. For the three months ended April 30, 2018 and 2019, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 79% and 74% or our total revenue for the three months ended April 30, 2018 and 2019, respectively. We are focused on growing our international business and will continue to invest in sales operations outside the United States.
We have incurred significant net losses since our inception, including net losses of $45.5 million and $35.5 million for the three months ended April 30, 2018 and 2019, respectively, and had an accumulated deficit of $947.6 million at April 30, 2019. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of April 30, 2019, we had over 1,800 customers. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including focusing our sales and marketing activities towards enterprise customers, we expect that customer retention will increase over the long term; however, our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to reduce our sales and marketing expense as a percentage of revenue and accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. We manage our pipeline by sales representative to ensure sufficient coverage of our sales targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business. We are shifting marketing spending from broad based initiatives that are better suited to attracting smaller organizations towards enterprise-targeted marketing campaigns and user events that we believe will result in larger initial new customer ACV and more upsell ACV potential.
Leverage Research and Development Investments for Future Growth
We plan to continue to make investments in areas of our business to continue to expand our platform functionality. This includes investing in machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. It also includes extending the functionality and effectiveness of our platform through improvements to the Domo Appstore and developer toolkits, which enable customers and partners to quickly build and deploy custom applications. The amount of new investments required to achieve our plans is expected to decrease as a percentage of revenue compared to historical years.
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
The following table sets forth our billings for the three months ended April 30, 2018 and 2019:

	Three Months Ended April 30,
	2018	2019
Billings (in thousands)	$33,714	$41,065
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
Other Expense, Net. Other expense, net consists primarily of interest expense related to long-term debt and interest income earned on our cash, cash equivalents and short-term investments. It also includes the effect of exchange rates on foreign currency transaction gains and losses as well as foreign currency gains and losses upon remeasurement of intercompany balances. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2018	2019
Revenue:
Subscription	$26,663	$34,391
Professional services and other	5,282	6,407
Total revenue	31,945	40,798
Cost of revenue:
Subscription(1)	8,056	8,035
Professional services and other(1)	3,510	4,769
Total cost of revenue	11,566	12,804
Gross profit	20,379	27,994
Operating expenses:
Sales and marketing(1)	39,656	35,949
Research and development(1)	19,064	17,099
General and administrative(1)(2)(3)	4,644	8,017
Total operating expenses	63,364	61,065
Loss from operations	(42,985)	(33,071)
Other expense, net(1)	(1,919)	(2,325)
Loss before income taxes	(44,904)	(35,396)
Provision for income taxes	603	140
Net loss	$(45,507)	$(35,536)
________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2018	2019
Cost of revenue:
Subscription	$15	$123
Professional services and other	8	93
Sales and marketing	305	4,008
Research and development	483	2,065
General and administrative	1,265	1,238
Other expense, net	17	48
Total	$2,093	$7,575

(2)	Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended April 30, 2018 and 2019, respectively.

(3)	Includes reversals of contingent tax-related accruals of $3.5 million and $1.3 million for the three months ended April 30, 2018 and 2019, respectively.

	Three Months Ended April 30,
	2018	2019
Revenue:
Subscription	83%	84%
Professional services and other	17	16
Total revenue	100	100
Cost of revenue:
Subscription	25	20
Professional services and other	11	11
Total cost of revenue	36	31
Gross margin	64	69
Operating expenses:
Sales and marketing	124	88
Research and development	60	42
General and administrative	15	20
Total operating expenses	199	150
Loss from operations	(135)	(81)
Other expense, net	(6)	(6)
Loss before income taxes	(141)	(87)
Provision for income taxes	2	—
Net loss	(143)%	(87)%
Discussion of the Three Months Ended April 30, 2018 and 2019
Revenue

	Three Months Ended April 30,
	2018	2019	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$26,663	$34,391	$7,728	29%
Professional services and other	5,282	6,407	1,125	21
Total revenue	$31,945	$40,798	$8,853	28
Percentage of revenue:
Subscription	83%	84%
Professional services and other	17	16
Total	100%	100%
Total revenue was $40.8 million for the three months ended April 30, 2019, compared to $31.9 million for the three months ended April 30, 2018, an increase of $8.9 million, or 28%. Subscription revenue was $34.4 million, or 84% of total revenue, for the three months ended April 30, 2019, compared to $26.7 million, or 83% of total revenue, for the three months ended April 30, 2018. The increase in subscription revenue was primarily due to a $6.0 million increase from new customers and a $1.8 million increase from existing customers. Our customer count increased 13% from April 30, 2018 to April 30, 2019.
Professional services and other revenue was $6.4 million, or 16% of total revenue, for the three months ended April 30, 2019, compared to $5.3 million, or 17% of total revenue, for the three months ended April 30, 2018. This increase was due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2018	2019	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$8,056	$8,035	$(21)	—%
Professional services and other	3,510	4,769	1,259	36
Total cost of revenue	$11,566	$12,804	$1,238	11
Gross profit	$20,379	$27,994	$7,615	37
Gross margin:
Subscription	70%	77%
Professional services and other	34	26
Total gross margin	64	69
Cost of subscription revenue was $8.0 million for the three months ended April 30, 2019, a slight decrease compared to $8.1 million for the three months ended April 30, 2018.
Cost of professional services and other revenue was $4.8 million for the three months ended April 30, 2019, compared to $3.5 million for the three months ended April 30, 2018. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training as well as increased rates charged by these consultants.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier reliance on third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended April 30,
	2018	2019	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$39,656	$35,949	$(3,707)	(9)%
Research and development	19,064	17,099	(1,965)	(10)
General and administrative	4,644	8,017	3,373	73
Total operating expenses	$63,364	$61,065	$(2,299)	(4)
Percentage of revenue:
Sales and marketing	124%	88%
Research and development	60	42
General and administrative	15	20
Sales and marketing expenses were $35.9 million for the three months ended April 30, 2019, compared to $39.7 million for the three months ended April 30, 2018, a decrease of $3.7 million, or 9%. The change was primarily due to an $8.4 million decrease in expense related to marketing programs. This decrease was partially offset by a $4.3 million increase in employee-related costs, which was primarily driven by a $3.7 million increase in stock-based compensation related to RSUs, for which expense was not recognized until the IPO. The remaining increase in employee-related costs was due to higher headcount. Another item offsetting the decrease in marketing programs was a $0.5 million increase in amortization of contract acquisition costs related to seasonally high sales in the prior quarter.

Sales and marketing expense as a percentage of total revenue decreased from 124% in the three months ended April 30, 2018 to 88% in the three months ended April 30, 2019. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses were $17.1 million for the three months ended April 30, 2019, compared to $19.1 million for the three months ended April 30, 2018, a decrease of $2.0 million, or 10%. Contract labor and allocated overhead decreased by $0.5 million and $0.4 million, respectively. Employee-related costs other than stock-based compensation decreased by $2.0 million due to lower headcount. This decrease was partially offset by a $1.7 million increase in stock-based compensation related to RSUs, for which expense was not recognized until the IPO. Other changes included software subscriptions, web hosting, and capitalized software, which represented a combined $0.6 million decrease.
Research and development expense as a percentage of revenue decreased from 60% in the three months ended April 30, 2018 to 42% in the three months ended April 30, 2019. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $8.0 million for the three months ended April 30, 2019, compared to $4.6 million for the three months ended April 30, 2018, an increase of $3.4 million, or 73%. The increase was primarily due to reversals of contingent tax-related accruals being $2.2 million lower in the three months ended April 30, 2019. The remaining increase was driven by a $0.7 million increase in professional and legal fees and a $0.4 million increase in costs associated with operating as a public company.
General and administrative expenses as a percent of revenue increased from 15% in the three months ended April 30, 2018 to 20% in the three months ended April 30, 2019. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, compliance, insurance, and investor relations.
Other Income (Expense), Net

	Three Months Ended April 30,
	2018	2019	$ Change	% Change
		(in thousands)
Other expense, net	$(1,919)	$(2,325)	$(406)	21%
Other expense, net increased by $0.4 million primarily due to an increase in interest expense of $1.4 million related to the credit facility, offset by an increase in interest income of $1.0 million from interest earned on IPO proceeds. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility. We also expect interest income to decrease over time in conjunction with the expected use of cash to fund our operations.
Provision for Income Taxes

	Three Months Ended April 30,
	2018	2019	$ Change	% Change
		(in thousands)
Provision for income taxes	$603	$140	$(463)	(77)%
Provision for income taxes decreased due to refunds received in the three months ended April 30, 2019. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Liquidity and Capital Resources
As of April 30, 2019, we had $90.8 million of cash and cash equivalents and $63.2 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.

Since inception, we have financed operations primarily through the periodic sale of convertible preferred stock, cash collected from customers for our subscriptions and services, our IPO and to a lesser extent, debt financing. Our principal uses of cash have consisted of employee-related costs, marketing programs and events, payments related to hosting our cloud-based platform and purchases of short-term investments.
We believe our existing cash and cash equivalents, together with our short-term investments, will be sufficient to meet our projected operating requirements for at least the next 12 months.  We may need to raise additional funds to invest in growth opportunities, product development, sales and marketing, and other purposes. Our future capital requirements will depend on many factors, including our growth rate; the level of investments we make in product development, sales and marketing activities and other investments to support the growth of our business; the continuing market acceptance of our platform; and customer retention rates, and may increase materially from those currently planned. We may seek to raise additional funds through equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness likely would have rights that are senior to holders of our equity securities and could contain covenants that restrict operations in the same or similar manner as our credit facility. Any additional equity financing likely would be dilutive to existing stockholders. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all.
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
Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2019. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of April 30, 2019, the interest rate was approximately 8.1%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50 million in term loan borrowings under the credit facility.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2019 and April 30, 2019. The credit facility is secured by substantially all of our assets.

Historical Cash Flow Trends

	Three Months Ended April 30,
	2018	2019

	(in thousands)
Net cash used in operating activities	$(36,887)	$(26,678)
Net cash used in investing activities	(1,617)	(64,482)
Net cash provided by financing activities	48,444	4,956
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
Net cash used in operating activities during the three months ended April 30, 2018 consisted of cash outflows of $79.8 million exceeding the $42.9 million of cash collected from customers. Significant components of cash outflows included $40.4 million for personnel costs and $21.8 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash used in operating activities during the three months ended April 30, 2019 consisted of cash outflows of $80.8 million exceeding the $54.1 million of cash collected from customers. Significant components of cash outflows included $38.9 million for personnel costs and $22.4 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of purchases of short-term investments and property and equipment purchases. Significant components of purchased property and equipment include capitalized development costs related to internal-use software and computer equipment and software for our data center.
Net cash used in investing activities during the three months ended April 30, 2018 consisted primarily of $1.3 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.
Net cash used in investing activities during the three months ended April 30, 2019 consisted primarily of $63.0 million of purchases of short-term investments and $1.5 million of capitalized development costs related to internal-use software.
Financing Activities
Our financing activities have consisted primarily of proceeds from our IPO, issuances of convertible preferred stock, proceeds from our credit facility and to a lesser extent, proceeds received from stock option exercises.
Net cash provided by financing activities for the three months ended April 30, 2018 consisted primarily of $49.7 million of proceeds from our credit facility, net of issuance costs and $1.3 million from the payment of deferred initial public offering costs.
Net cash provided by financing activities for the three months ended April 30, 2019 consisted primarily of $4.5 million of proceeds from shares issued in connection with employee stock purchase plan and $1.3 million of proceeds received from stock option exercises, offset by $0.9 million used to repurchase shares for tax withholdings on release of restricted stock.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K. See "Note 2—Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company's significant accounting policies.
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
Interest Rate Risk
As of April 30, 2019, we had $90.8 million of cash and cash equivalents and $63.2 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018. Both of these term loans mature on October 1, 2022. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of April 30, 2019, the interest rate was approximately 8.1%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2019, we had total debt outstanding with a carrying amount of $98.2 million, which approximates fair value. A hypothetical 10% change in interest rates after April 30, 2019 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $45.5 million and $35.5 million for the three months ended April 30, 2018 and 2019, respectively, and had an accumulated deficit of $947.6 million at April 30, 2019. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 31% in the fiscal year ended January 31, 2019 compared to the prior year; however, revenue grew only 28% in the three months ended April 30, 2019 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $947.6 million as of April 30, 2019. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $36.9 million and $26.7 million for the three months ended April 30, 2018 and 2019, respectively.  As of April 30, 2019, we had cash and cash equivalents of $90.8 million, short-term investments of $63.2 million and no amounts available to draw under our credit facility.
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
Sales by channel partners are more likely than direct sales to involve collectability concerns. In particular, sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales, may result in fluctuations in our operating results.

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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 79% and 74% of our total revenue for the three months ended April 30, 2018 and 2019, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2019, we had 104 issued U.S. patents covering our technology and 24 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We have adopted Topic 606 using the full retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 2 to our accompanying financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about Topic 606.
Risks Relating to Our Class B Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our founder and chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Cocolalla, LLC holds all of the shares of the Class A common stock, and our founder and chief executive officer Joshua G. James, who is the managing member of Cocolalla, LLC, controls approximately 84% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Our founder and chief executive officer may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
As of April 30, 2019, 24,089,459 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,671,358 and 128,333 were exercisable as of April 30, 2019, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2019, for example, approximately 101,192 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 52%, of our Class A and Class B common stock as of April 30, 2019 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of April 30, 2019, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 100,000 shares of Class B common stock. Collectively, these shares represent approximately 84% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Our management has broad discretion as to how to spend and invest the proceeds from our initial public offering, and we may spend or invest these proceeds in a way with which our stockholders may disagree. Accordingly, stockholders will need to rely on our judgment with respect to the use of these proceeds. We expect to use the net proceeds from our initial public offering for working capital and other general corporate purposes, which we currently expect will include continued investment in developing technology to support our growth, increased investment in our sales team and marketing activities, as well as overall growth in our international operations. We could spend the proceeds from our initial public offering in ways that our stockholders may not agree with or that do not yield a favorable return. If we do not use the net proceeds that we received in our initial public offering effectively, our business, financial condition, operating results and prospects could be harmed, and the market price of our Class B common stock could decline.
An active trading market for our Class B common stock may not develop.
Prior to our initial public offering, there was no public market for our Class B common stock, and an active trading market for our shares may not be sustained following our initial public offering. In addition, we may have one or more stockholders who continue to hold substantial blocks of our Class B common stock for sustained periods. As a result, the trading volume of our stock may be low relative to our total outstanding shares. As a result of these and other factors, you may be unable to resell your shares of our Class B common stock at a price that you consider reasonable.
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
We have used and currently intend to continue to use the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class B common stock less attractive to investors. Given the current market price of our Class B common stock, we may lose emerging growth company status on January 31, 2020.

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
We have incurred and will continue to incur increased costs by being a public company, including costs to maintain adequate internal control over our financial and management systems.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” In anticipation of potentially losing such status on January 31, 2020, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
10.1+	Corrected Confirmatory Employment Letter, dated June 17, 2018, between the Company and Joshua G. James.	8-K	May 8, 2019	10.1
10.2+	Corrected Confirmatory Employment Letter, dated June 15, 2018, between the Company and Bruce Felt.	8-K	May 8, 2019	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
________________

+	Indicates a management contract or compensatory plan.

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

DOMO, INC.

Date: June 12, 2019	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)