Form 10-Q
period 2019-07-31
DOMO, INC.
filed 2019-09-12
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR
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
As of August 30, 2019, there were approximately 3,263,659 shares of the registrant's Class A common stock and 24,241,269 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$176,973	$97,939
Short-term investments	—	35,927
Accounts receivable, net of allowances of $3,387 and $2,719 as of January 31, 2019 and July 31, 2019, respectively	48,421	31,136
Contract acquisition costs, net	10,425	11,349
Prepaid expenses and other current assets	10,935	13,617
Total current assets	246,754	189,968
Property and equipment, net	12,595	12,677
Contract acquisition costs, noncurrent, net	18,030	16,334
Intangible assets, net	4,415	4,108
Goodwill	9,478	9,478
Other assets	1,360	1,964
Total assets	$292,632	$234,529
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,609	$2,023
Accrued expenses and other current liabilities	48,139	40,856
Deferred revenue	88,959	87,616
Total current liabilities	139,707	130,495
Deferred revenue, noncurrent	4,943	3,687
Other liabilities, noncurrent	6,210	6,140
Long-term debt	97,245	99,113
Total liabilities	248,105	239,435
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2019 and July 31, 2019; no shares issued and outstanding as of January 31, 2019 and July 31, 2019	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2019 and July 31, 2019; 3,264 shares issued and outstanding as of January 31, 2019 and July 31, 2019	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2019 and July 31, 2019; 23,435 and 24,235 shares issued and outstanding as of January 31, 2019 and July 31, 2019, respectively	23	24
Additional paid-in capital	956,145	973,473
Accumulated other comprehensive income	438	372
Accumulated deficit	(912,082)	(978,778)
Total stockholders' equity (deficit)	44,527	(4,906)
Total liabilities and stockholders' equity (deficit)	$292,632	$234,529
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Revenue:
Subscription	$28,166	$34,873	$54,829	$69,264
Professional services and other	6,101	6,787	11,383	13,194
Total revenue	34,267	41,660	66,212	82,458
Cost of revenue:
Subscription	8,265	8,816	16,321	16,851
Professional services and other	4,253	5,395	7,763	10,164
Total cost of revenue	12,518	14,211	24,084	27,015
Gross profit	21,749	27,449	42,128	55,443
Operating expenses:
Sales and marketing	34,002	29,501	73,658	65,450
Research and development	20,919	17,046	39,983	34,145
General and administrative	10,207	9,275	14,851	17,292
Total operating expenses	65,128	55,822	128,492	116,887
Loss from operations	(43,379)	(28,373)	(86,364)	(61,444)
Other expense, net	(2,898)	(2,482)	(4,817)	(4,807)
Loss before income taxes	(46,277)	(30,855)	(91,181)	(66,251)
Provision for income taxes	107	305	710	445
Net loss	$(46,384)	$(31,160)	$(91,891)	$(66,696)
Net loss per share, basic and diluted	$(4.41)	$(1.14)	$(14.94)	$(2.45)
Weighted-average number of shares used in computing net loss per share, basic and diluted	10,509	27,418	6,151	27,196
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Net loss	$(46,384)	$(31,160)	$(91,891)	$(66,696)
Foreign currency translation adjustments	(55)	(8)	(92)	(66)
Unrealized gains on securities available for sale	—	(2)	—	—
Comprehensive loss	$(46,439)	$(31,170)	$(91,983)	$(66,762)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2018
			Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	14,098,937	$693,158	—	$—	1,638,648	$2	$35,301	$506	$(757,773)	$(721,964)
Exercise of stock options	—	—	—	—	16,221	—	212	—	—	212
Stock-based compensation expense	—	—	—	—	—	—	2,076	—	—	2,076
Other comprehensive loss	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(45,507)	(45,507)
Balance as of April 30, 2018	14,098,937	693,158	—	—	1,654,869	2	37,589	469	(803,280)	(765,220)
Initial public offering, net of offering costs of $4,201	—	—	—	—	10,580,000	10	202,416	—	—	202,426
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Exercise of stock options	—	—	—	—	3,464	—	60	—	—	60
Stock-based compensation expense	—	—	—	—	—	—	10,387	—	—	10,387
Issuance of common stock warrants	—	—	—	—	—	—	126	—	—	126
Other comprehensive loss	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	(46,384)	(46,384)
Balance as of July 31, 2018	—	$—	3,263,659	$3	23,073,611	$23	$943,722	$414	$(849,664)	$94,498

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2019
			Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	—	$—	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	—	—	357,565	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(20,726)	—	(900)	—	—	(900)
Issuance of common stock under employee stock purchase plan	—	—	—	—	253,104	1	4,518	—	—	4,519
Exercise of stock options	—	—	—	—	61,844	—	1,338	—	—	1,338
Stock-based compensation expense	—	—	—	—	—	—	7,653	—	—	7,653
Exercise of common stock warrants	—	—	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	—	—	(35,536)	(35,536)
Balance as of April 30, 2019	—	—	3,263,659	3	24,089,459	24	968,754	382	(947,618)	21,545
Vesting of restricted stock units	—	—	—	—	143,893	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(3,677)	—	(112)	—	—	(112)
Exercise of stock options	—	—	—	—	4,928	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	—	—	4,738	—	—	4,738
Other comprehensive loss	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(31,160)	(31,160)
Balance as of July 31, 2019	—	$—	3,263,659	$3	24,234,603	$24	$973,473	$372	$(978,778)	$(4,906)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2018	2019
Cash flows from operating activities
Net loss	$(91,891)	$(66,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,562	3,616
Amortization of contract acquisition costs	3,633	5,495
Stock-based compensation expense	12,259	12,266
Other, net	(2,576)	(3)
Change in operating assets and liabilities:
Accounts receivable, net	8,218	17,285
Contract acquisition costs	(5,782)	(4,986)
Prepaid expenses and other	(2,393)	(3,388)
Accounts payable	(1,288)	(558)
Accrued expenses and other liabilities	(891)	(5,854)
Deferred revenue	3,166	(2,599)
Net cash used in operating activities	(72,983)	(45,422)
Cash flows from investing activities
Purchases of property and equipment	(3,205)	(3,177)
Purchases of securities available for sale	—	(78,944)
Proceeds from maturities of securities available for sale	—	43,500
Net cash used in investing activities	(3,205)	(38,621)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	206,627	—
Payments of costs related to initial public offering	(3,413)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	(87)	—
Proceeds from shares issued in connection with employee stock purchase plan	—	4,518
Shares repurchased for tax withholdings on vesting of restricted stock	—	(1,012)
Debt proceeds, net of issuance costs	49,651	—
Proceeds from exercise of stock options	272	1,431
Principal payments on capital lease obligations	(44)	—
Net cash provided by financing activities	253,006	4,937
Effect of exchange rate changes on cash and cash equivalents	12	72
Net increase (decrease) in cash and cash equivalents	176,830	(79,034)
Cash and cash equivalents at beginning of period	61,972	176,973
Cash and cash equivalents at end of period	$238,802	$97,939
Supplemental disclosures of cash flow information
Cash paid for income taxes	$436	$17
Cash paid for interest	$2,723	$4,915
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$195	$259
Deferred initial public offering costs in accounts payable and accrued liabilities	$86	$—
Issuance of warrants in connection with credit facility	$166	$—
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2019, the condensed consolidated statements of operations, comprehensive loss, and convertible preferred stock and stockholders' equity (deficit) for the three and six months ended July 31, 2019 and the condensed consolidated statements of cash flows for the six months ended July 31, 2018 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2019 and its results of operations for the three and six months ended July 31, 2018 and 2019 and its cash flows for the six months ended July 31, 2018 and 2019. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2020 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2019 and July 31, 2019.
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
Amortization expense related to contract acquisition costs was $1.9 million and $2.8 million for the three months ended July 31, 2018 and 2019, respectively, and $3.6 million and $5.5 million for the six months ended July 31, 2018 and 2019, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.1 million and $2.0 million for the three months ended July 31, 2018 and 2019, respectively, and $10.4 million and $4.3 million for the six months ended July 31, 2018 and 2019, respectively.
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
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2018 and 2019 or more than 10% of accounts receivable as of January 31, 2019 and July 31, 2019.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company expects to adopt this standard for the year ending January 31, 2021, with interim periods being presented under the new standard beginning with the first quarter of the year ending January 31, 2022. The Company is currently evaluating the impact to its condensed consolidated financial statements and related disclosures, but expects assets and liabilities related to leases to increase as a result of adopting this standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company's accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. ASU 2016-13 becomes effective for the Company for the fiscal year beginning February 1, 2021, assuming it remains an emerging growth company. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its condensed consolidated financial statements.
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2019 and July 31, 2019 were as follows (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$5,975	$—	$—	$5,975
Cash equivalents:
Money market funds	170,998	—	—	170,998
Total cash and cash equivalents	$176,973	$—	$—	$176,973

	July 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$11,096	$—	$—	$11,096
Cash equivalents:
Money market funds	79,846	—	—	79,846
Reverse repurchase agreements	5,000			5,000
Commercial paper	1,997	—	—	1,997
Total cash and cash equivalents	$97,939	$—	$—	$97,939
Short-term investments:
Commercial paper	$19,943	$—	$—	$19,943
U.S. treasury securities	4,993	1	—	4,994
Asset-backed securities	4,996	—	—	4,996
Corporate debt securities	5,995	—	(1)	5,994
Total short-term investments	35,927	1	(1)	35,927
Total cash, cash equivalents and short-term investments	$133,866	$1	$(1)	$133,866
All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of July 31, 2019. The Company had no short-term investments as of January 31, 2019.
The Company had one short-term investment in an unrealized loss position as of July 31, 2019. There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended July 31, 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of July 31, 2019.
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

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2019 and July 31, 2019 by level within the fair value hierarchy (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,998	$—	$—	$170,998

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$79,846	$—	$—	$79,846
Reverse repurchase agreements	—	5,000	—	5,000
Commercial paper	—	1,997	—	1,997
Total cash equivalents	$79,846	$6,997	$—	$86,843
Short-term investments:
Commercial paper	$—	$19,943	$—	$19,943
U.S. treasury securities	4,994	—	—	4,994
Asset-backed securities	—	4,996	—	4,996
Corporate debt securities	—	5,994	—	5,994
Total short-term investments	4,994	30,933	—	35,927
Total cash equivalents and short-term investments	$84,840	$37,930	$—	$122,770
During the three and six months ended July 31, 2018 and 2019, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2019	2019
Computer equipment and software	$16,575	$5,762
Capitalized internal-use software development costs	18,140	21,326
Leasehold improvements	2,849	944
Furniture, vehicles and office equipment	2,537	855
	40,101	28,887
Less accumulated depreciation and amortization	(27,506)	(16,210)
	$12,595	$12,677
Depreciation and amortization expense related to property and equipment was $2.3 million and $1.7 million for the three months ended July 31, 2018 and 2019, respectively, and $4.5 million and $3.3 million for the six months ended July 31, 2018 and 2019, respectively.
The Company capitalized $1.6 million and $1.6 million in software development costs during the three months ended July 31, 2018 and 2019, respectively, and $2.9 million and $3.2 million during the six months ended July 31, 2018 and 2019, respectively. Amortization of capitalized software development costs was $1.0 million and $1.0 million for the three months ended July 31, 2018 and 2019, respectively, and $1.9 million and $1.8 million for the six months ended July 31, 2018 and 2019, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2019	2019
Intellectual property excluding patents	$2,289	$2,289
Software licenses	1,603	1,603
Patents	950	950
	4,842	4,842
Less accumulated amortization	(427)	(734)
	$4,415	$4,108
Amortization expense related to intangible assets was $20,000 and $153,000 for the three months ended July 31, 2018 and 2019, respectively, and $40,000 and $307,000 for the six months ended July 31, 2018 and 2019, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 8 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2019	2019
Accrued payroll taxes	$12,251	$9,911
Accrued expenses	8,688	8,809
Accrued payroll and benefits	6,142	7,722
Accrued bonus	5,338	5,253
Employee stock purchase plan liability	3,848	2,763
Accrued commissions	6,495	2,554
Sales and other taxes payable	1,409	1,582
Other accrued liabilities	3,968	2,262
	$48,139	$40,856
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2019 were as follows (in thousands):

Balance as of January 31, 2019		$93,902
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(53,213)
Professional services and other	(4,000)
Total		(57,213)
Increase due to billings excluding amounts recognized as revenue during the period		54,614
Balance as of July 31, 2019		$91,303
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing noncancelable contracts, whether billed or unbilled. As of July 31, 2019, approximately $187.3 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $69.0 million of this amount during the year ending January 31, 2020, with an additional $71.4 million being recognized during the year ending January 31, 2021, and the balance recognized thereafter. As of July 31, 2019, approximately $13.3 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $9.4 million of which is expected to be recognized during the year ending January 31, 2020, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
United States	$26,364	$30,947	$51,483	$61,193
Japan	2,869	4,091	5,507	8,310
Other	5,034	6,622	9,222	12,955
Total	$34,267	$41,660	$66,212	$82,458
Percentage of revenue by geographic area:
United States	77%	74%	78%	74%
Japan	8	10	8	10
Other	15	16	14	16
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2018 and 2019. As of July 31, 2019, substantially all of the Company’s property and equipment was located in the United States.
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
Each term loan under the credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.9% as of July 31, 2019. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended July 31, 2018 and 2019, $0.3 million and $0.7 million of interest was capitalized, respectively, and $0.7 million and $1.3 million of interest was capitalized during the six months ended July 31, 2018 and 2019, respectively.
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
(unaudited)
10. Credit Facility (Continued)

balance sheets and are being amortized as interest expense in other income (expense), net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following:

	As of January 31,	As of July 31,
	2019	2019
Principal	$102,494	$103,789
Less: unamortized debt issuance costs	(5,249)	(4,676)
Net carrying amount	$97,245	$99,113
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the amended facility, the minimum ratio is 0.80 on July 31, 2019 and October 31, 2019; 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2019 and July 31, 2019.
The Company incurred interest expense of $3.1 million and $3.2 million for the three months ended July 31, 2018 and 2019, respectively, and $4.8 million and $6.3 million for the six months ended July 31, 2018 and 2019, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies (Continued)

The Company is involved in legal proceedings from time to time arising in the normal course of business. As of January 31, 2019 and July 31, 2019, there were no significant outstanding claims against the Company.
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
Operating Leases
The Company has entered into noncancelable operating lease arrangements primarily for office space with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $1.6 million and $1.7 million for the three months ended July 31, 2018 and 2019, respectively, and $3.2 million and $3.4 million for the six months ended July 31, 2018 and 2019, respectively.
Other Purchase Commitments
The Company has also entered into certain noncancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
12. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2019 and July 31, 2019, no shares of preferred stock were issued and outstanding.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Stockholders' Equity (Deficit) (Continued)

At January 31, 2019 and July 31, 2019, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2019 and July 31, 2019.
At January 31, 2019 and July 31, 2019, there were 500,000,000 shares of Class B common stock authorized and 23,434,542 and 24,234,603 shares of Class B common stock issued and outstanding, respectively.
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
At January 31, 2019, all warrants were outstanding and exercisable. At July 31, 2019, all warrants were outstanding and exercisable with the exception of the warrant exercised in February 2019.
13. Equity Incentive Plans
In April 2011, the Company established the 2011 Equity Incentive Plan (2011 Plan), which was amended in September 2011 to provide for the issuance of stock options and other stock-based awards. In June 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan provides for the grant of incentive and nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, consultants, and members of the Company's board of directors.
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2019, the number of shares available for grant under the 2018 Plan was increased by 1,334,910 shares. As of July 31, 2019, there were 5,139,474 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Cost of revenue:
Subscription	$55	$67	$70	$190
Professional services and other	70	60	78	153
Sales and marketing	3,744	2,041	4,049	6,049
Research and development	2,993	1,294	3,476	3,359
General and administrative	3,330	1,182	4,595	2,420
Interest expense	(26)	47	(9)	95
Total	$10,166	$4,691	$12,259	$12,266
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $14.95 per share for the six months ended July 31, 2019. No stock options were granted during the three and six months ended July 31, 2018 and the three months ended July 31, 2019. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected stock price volatility	47%
Expected life of options	6 years
Risk-free interest rate	2.47%
Expected dividend yield	—
Fair value of common stock	$31.20
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2019:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	1,856,339	$23.64	5.6	$8,443
Granted	25,000	31.20
Exercised	(66,772)	21.54
Forfeited	(1,957)	28.52
Expired	(10,118)	44.32
Outstanding as of July 31, 2019	1,802,492	$23.70	5.2	$9,101
Vested and exercisable at July 31, 2019	1,692,444	$23.37	5.0	$9,093
The aggregate intrinsic value of options exercised was $27,000 and $42,000 for the three months ended July 31, 2018 and 2019, respectively, and $0.2 million and $1.1 million for the six months ended July 31, 2018 and 2019, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2019 is based on the market closing price of the Company's Class B common stock on that date.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

As of July 31, 2019, there was $1.4 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.3 years.
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
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2019	2,328,122	$19.77
Granted	808,901	31.26
Vested	(501,458)	23.98
Canceled	(135,119)	20.84
Outstanding as of July 31, 2019	2,500,446	$22.58
As of July 31, 2019, there was $42.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2019, the number of shares available under the ESPP was increased by 400,473 shares. As of July 31, 2019, there were 1,195,053 shares available under the ESPP.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

As of July 31, 2019, a total of 575,754 shares were issuable to employees based on contribution elections made under the ESPP and 253,104 shares had been purchased. As of July 31, 2019, total unrecognized stock-based compensation related to the ESPP was $3.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 2018	April 2019
Expected stock price volatility	31% - 36%	43% - 52%
Expected term	0.75 - 2.25 years	0.5 - 2.0 years
Risk-free interest rate	2.22% - 2.54%	2.33% - 2.46%
Expected dividend yield	–	–
14. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax expense was $0.1 million and $0.3 million for the three months ended July 31, 2018 and 2019, respectively, and $0.7 million and $0.4 million for the six months ended July 31, 2018 and 2019, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following tables set forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and six months ended July 31, 2018 and 2019 (in thousands, except per share amounts):

	Three Months Ended July 31,
	2018		2019
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(5,182)	$(41,202)	$(3,709)	$(27,451)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,174	9,335	3,264	24,154
Net loss per share, basic and diluted	$(4.41)	$(4.41)	$(1.14)	$(1.14)

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Net Loss Per Share (Continued)

	Six Months Ended July 31,
	2018		2019
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(8,889)	$(83,002)	$(8,005)	$(58,691)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	595	5,556	3,264	23,932
Net loss per share, basic and diluted	$(14.94)	$(14.94)	$(2.45)	$(2.45)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Convertible preferred stock on an if-converted basis	9,041,710	—	11,528,413	—
Options to purchase common stock	500,943	464,901	508,340	537,481
Restricted stock units	106,017	1,179,038	144,499	1,321,463
Employee stock purchase program	—	127,993	—	213,963
Common stock warrants	2,925	54,365	2,946	58,775
	9,651,595	1,826,297	12,184,198	2,131,682
16. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2019 and July 31, 2019, the Company had $0.6 million and $0.6 million receivable from these customers, respectively. As of January 31, 2019 and July 31, 2019, amounts payable to these vendors were immaterial. During the three months ended July 31, 2018 and 2019 and the six months ended July 31, 2018 and 2019, the Company recognized revenue of $0.5 million, $0.3 million, $0.9 million and $0.6 million, respectively, related to these customers. During the three months ended July 31, 2018 and 2019 and the six months ended July 31, 2018 and 2019, the Company recognized expense of $0.2 million, $0.1 million, $0.4 million and $0.2 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.1 million, $0, $0.3 million and $0 during the three months ended July 31, 2018 and 2019 and the six months ended July 31, 2018 and 2019, respectively.

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
We offer our platform to our customers as a subscription-based service. Subscription fees have historically been based on the number of users and the tier of package deployed. In order to foster rapid adoption among our customers, we are beginning to transition to a pricing model that focuses on the value of the platform with less emphasis on per user pricing. Business leaders and managers are typically the initial subscribers to our platform, deploying it for a specific use case or department. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through one-year contracts, but recently a growing percentage of new and existing customers have entered into multi-year contracts. As of January 31, 2019 and July 31, 2019, 42% and 49% of our customers were under multi-year contracts, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance. Given the higher average annual contract value (ACV) and renewal rates we experience with larger customers, we are focused on customers with over $100 million in revenue, with a particular emphasis on enterprise customers with over $1 billion in revenue.
We had total revenue of $34.3 million and $41.7 million for the three months ended July 31, 2018 and 2019, respectively, reflecting a year-over-year increase of 22%. For the six months ended July 31, 2018 and 2019, we had total revenue of $66.2 million and $82.5 million, respectively, representing year-over-year growth of 25%. Our enterprise customers were a key driver of revenue growth, with revenue of $15.4 million and $19.8 million for the three months ended July 31, 2018 and 2019, respectively, or 29% year-over-year growth. For the six months ended July 31, 2018 and 2019, revenue from enterprise customers was $30.0 million and $39.2 million, respectively, or 31% year-over-year growth. For the three and six months ended July 31, 2018 and 2019, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 77% and 74% or our total revenue for the three months ended July 31, 2018 and 2019, respectively, and 78% and 74% of our total revenue for the six months ended July 31, 2018 and 2019, respectively. We are focused on growing our international business and will continue to invest in sales operations outside the United States.
We have incurred significant net losses since our inception, including net losses of $46.4 million and $31.2 million for the three months ended July 31, 2018 and 2019, respectively, and $91.9 million and $66.7 million for the six months ended July 31, 2018 and 2019, respectively, and had an accumulated deficit of $978.8 million at July 31, 2019. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of July 31, 2019, we had over 1,800 customers. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more technology partners, systems integrators, software resellers and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to reduce our sales and marketing expense as a percentage of revenue and accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. We manage our pipeline by sales representative to ensure sufficient coverage of our sales targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business. We have shifted marketing spending from broad based initiatives to targeted account-based marketing campaigns and user events that we believe will result in contracts with larger companies which we expect will result in more upsell ACV potential.
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
Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the three and six months ended July 31, 2018 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Billings (in thousands)	$35,664	$38,794	$69,378	$79,859

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
Professional services and other revenue primarily consists of implementation services sold with new subscriptions, as well as professional services sold separately, including training and education. Professional services are generally billed in advance and revenue from these arrangements is recognized as the services are performed. Our professional services engagements typically span from a few weeks to several months.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Revenue:
Subscription	$28,166	$34,873	$54,829	$69,264
Professional services and other	6,101	6,787	11,383	13,194
Total revenue	34,267	41,660	66,212	82,458
Cost of revenue:
Subscription(1)	8,265	8,816	16,321	16,851
Professional services and other(1)	4,253	5,395	7,763	10,164
Total cost of revenue	12,518	14,211	24,084	27,015
Gross profit	21,749	27,449	42,128	55,443
Operating expenses:
Sales and marketing(1)	34,002	29,501	73,658	65,450
Research and development(1)	20,919	17,046	39,983	34,145
General and administrative(1)(2)(3)	10,207	9,275	14,851	17,292
Total operating expenses	65,128	55,822	128,492	116,887
Loss from operations	(43,379)	(28,373)	(86,364)	(61,444)
Other expense, net(1)	(2,898)	(2,482)	(4,817)	(4,807)
Loss before income taxes	(46,277)	(30,855)	(91,181)	(66,251)
Provision for income taxes	107	305	710	445
Net loss	$(46,384)	$(31,160)	$(91,891)	$(66,696)
________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Cost of revenue:
Subscription	$55	$67	$70	$190
Professional services and other	70	60	78	153
Sales and marketing	3,744	2,041	4,049	6,049
Research and development	2,993	1,294	3,476	3,359
General and administrative	3,330	1,182	4,595	2,420
Other expense, net	(26)	47	(9)	95
Total	$10,166	$4,691	$12,259	$12,266

(2)
Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended July 31, 2018 and 2019, respectively, and $40,000 and $40,000 for the six months ended July 31, 2018 and 2019, respectively.

(3)
Includes reversals of contingent tax-related accruals of $0 for the three months ended July 31, 2018 and 2019 and $3.5 million and $1.3 million for the six months ended July 31, 2018 and 2019, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Revenue:
Subscription	82%	84%	83%	84%
Professional services and other	18	16	17	16
Total revenue	100	100	100	100
Cost of revenue:
Subscription	24	21	24	20
Professional services and other	13	13	12	13
Total cost of revenue	37	34	36	33
Gross margin	63	66	64	67
Operating expenses:
Sales and marketing	99	71	111	79
Research and development	61	41	60	41
General and administrative	30	22	23	22
Total operating expenses	190	134	194	142
Loss from operations	(127)	(68)	(130)	(75)
Other expense, net	(8)	(6)	(8)	(6)
Loss before income taxes	(135)	(74)	(138)	(81)
Provision for income taxes	—	1	1	1
Net loss	(135)%	(75)%	(139)%	(82)%
Discussion of the Three Months Ended July 31, 2018 and 2019
Revenue

	Three Months Ended July 31,
	2018	2019	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$28,166	$34,873	$6,707	24%
Professional services and other	6,101	6,787	686	11
Total revenue	$34,267	$41,660	$7,393	22
Percentage of revenue:
Subscription	82%	84%
Professional services and other	18	16
Total	100%	100%
Total revenue was $41.7 million for the three months ended July 31, 2019, compared to $34.3 million for the three months ended July 31, 2018, an increase of $7.4 million, or 22%. Subscription revenue was $34.9 million, or 84% of total revenue, for the three months ended July 31, 2019, compared to $28.2 million, or 82% of total revenue, for the three months ended July 31, 2018. The increase in subscription revenue was primarily due to a $5.9 million increase from new customers and a $0.8 million increase from existing customers. Our customer count increased 10% from July 31, 2018 to July 31, 2019.
Professional services and other revenue was $6.8 million, or 16% of total revenue, for the three months ended July 31, 2019, compared to $6.1 million, or 18% of total revenue, for the three months ended July 31, 2018. This increase was due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2018	2019	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$8,265	$8,816	$551	7%
Professional services and other	4,253	5,395	1,142	27
Total cost of revenue	$12,518	$14,211	$1,693	14
Gross profit	$21,749	$27,449	$5,700	26
Gross margin:
Subscription	71%	75%
Professional services and other	30	21
Total gross margin	63	66
Cost of subscription revenue was $8.8 million for the three months ended July 31, 2019, compared to $8.3 million for the three months ended July 31, 2018, an increase of $0.6 million, or 7%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $5.4 million for the three months ended July 31, 2019, compared to $4.3 million for the three months ended July 31, 2018, an increase of $1.1 million, or 27%. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training as well as increased rates charged by these consultants.
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
Operating Expenses

	Three Months Ended July 31,
	2018	2019	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$34,002	$29,501	$(4,501)	(13)%
Research and development	20,919	17,046	(3,873)	(19)
General and administrative	10,207	9,275	(932)	(9)
Total operating expenses	$65,128	$55,822	$(9,306)	(14)
Percentage of revenue:
Sales and marketing	99%	71%
Research and development	61	41
General and administrative	30	22
Sales and marketing expenses were $29.5 million for the three months ended July 31, 2019, compared to $34.0 million for the three months ended July 31, 2018, a decrease of $4.5 million, or 13%. The change was primarily due to a $2.8 million decrease in expense related to marketing programs. Contract labor decreased by $0.8 million due to reduced usage of marketing contractors and commission expense decreased by $0.5 million. Employee-related costs decreased by $0.5 million, including a $1.7 million decrease in stock-based compensation related to RSUs, for which expense was not recognized until the IPO, partially offset by a $1.2 million increase attributable to higher headcount and salary increases.

Sales and marketing expense as a percentage of total revenue decreased from 99% in the three months ended July 31, 2018 to 71% in the three months ended July 31, 2019. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses were $17.0 million for the three months ended July 31, 2019, compared to $20.9 million for the three months ended July 31, 2018, a decrease of $3.9 million, or 19%. Employee-related costs decreased by $3.0 million due to lower headcount and lower stock-based compensation related to RSUs, for which expense was not recognized until the IPO, resulting in significant stock-based compensation expense in the three months ended July 31, 2018. As a result of lower headcount, allocated overhead decreased by $0.5 million.
Research and development expense as a percentage of revenue decreased from 61% in the three months ended July 31, 2018 to 41% in the three months ended July 31, 2019. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $9.3 million for the three months ended July 31, 2019, compared to $10.2 million for the three months ended July 31, 2018, a decrease of $0.9 million, or 9%. Employee-related costs decreased by $2.0 million due to lower stock-based compensation related to RSUs, for which expense was not recognized until the IPO, resulting in significant stock-based compensation expense in the three months ended July 31, 2018. This was partially offset by legal fees, insurance premiums and contract labor, which increased by a combined $1.0 million.
General and administrative expenses as a percent of revenue decreased from 30% in the three months ended July 31, 2018 to 22% in the three months ended July 31, 2019. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, legal, compliance, insurance, and investor relations.
Other Expense, Net

	Three Months Ended July 31,
	2018	2019	$ Change	% Change
		(in thousands)
Other expense, net	$(2,898)	$(2,482)	$416	14%
Other expense, net decreased by $0.4 million primarily due to an increase in interest income from interest earned on IPO proceeds. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility and interest income to decrease over time in conjunction with the expected use of cash to fund our operations. Other expense, net also includes foreign currency gains and losses resulting from market changes in foreign currency exchange rates related to certain balances denominated in a foreign currency. We expect foreign currency gains and losses could become more pronounced as we continue to expand our foreign operations.
Provision for Income Taxes

	Three Months Ended July 31,
	2018	2019	$ Change	% Change
		(in thousands)
Provision for income taxes	$107	$305	$198	185%
Provision for income taxes increased due to refunds received in the three months ended July 31, 2018. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.

Discussion of the Six Months Ended July 31, 2018 and 2019
Revenue

	Six Months Ended July 31,
	2018	2019	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$54,829	$69,264	$14,435	26%
Professional services and other	11,383	13,194	1,811	16
Total revenue	$66,212	$82,458	$16,246	25
Percentage of revenue:
Subscription	83%	84%
Professional services and other	17	16
Total	100%	100%
Total revenue was $82.5 million for the six months ended July 31, 2019, compared to $66.2 million for the six months ended July 31, 2018, an increase of $16.2 million, or 25%. Subscription revenue was $69.3 million, or 84% of total revenue, for the six months ended July 31, 2019, compared to $54.8 million, or 83% of total revenue, for the six months ended July 31, 2018. The increase in subscription revenue was primarily due to a $11.9 million increase from new customers and a $2.6 million increase from existing customers. Our customer count increased 10% from July 31, 2018 to July 31, 2019.
Professional services and other revenue was $13.2 million, or 16% of total revenue, for the six months ended July 31, 2019, compared to $11.4 million, or 17% of total revenue, for the six months ended July 31, 2018. This increase is due to a higher volume of implementation and training services provided to our customers.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2018	2019	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$16,321	$16,851	$530	3%
Professional services and other	7,763	10,164	2,401	31
Total cost of revenue	$24,084	$27,015	$2,931	12
Gross profit	$42,128	$55,443	$13,315	32
Gross margin:
Subscription	70%	76%
Professional services and other	32	23
Total gross margin	64	67
Cost of subscription revenue was $16.9 million for the six months ended July 31, 2019, compared to $16.3 million for the six months ended July 31, 2018, an increase of $0.5 million, or 3%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $10.2 million for the six months ended July 31, 2019, compared to $7.8 million for the six months ended July 31, 2018. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier use of third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
Operating Expenses

	Six Months Ended July 31,
	2018	2019	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$73,658	$65,450	$(8,208)	(11)%
Research and development	39,983	34,145	(5,838)	(15)
General and administrative	14,851	17,292	2,441	16
Total operating expenses	$128,492	$116,887	$(11,605)	(9)
Percentage of revenue:
Sales and marketing	111%	79%
Research and development	60	41
General and administrative	23	22
Sales and marketing expenses were $65.5 million for the six months ended July 31, 2019, compared to $73.7 million for the six months ended July 31, 2018, a decrease of $8.2 million, or 11%. The change was primarily due to an $11.2 million decrease in expense related to marketing programs. This was partially offset by a $3.8 million increase in employee-related costs, including $2.0 million of stock-based compensation related to RSUs, for which expense was not recognized until the IPO, and $1.8 million attributable to higher headcount and salary increases. Contract labor decreased by $0.8 million due to reduced usage of marketing contractors.
Sales and marketing expense as a percentage of total revenue decreased from 111% in the six months ended July 31, 2018 to 79% in the six months ended July 31, 2019.
Research and development expenses were $34.1 million for the six months ended July 31, 2019, compared to $40.0 million for the six months ended July 31, 2018, a decrease of $5.8 million, or 15%. Employee-related costs decreased by $3.2 million due to lower headcount. As a result of lower headcount, allocated overhead decreased by $1.2 million. Contract labor decreased by $0.6 million due to lower usage of contractors.
Research and development expense as a percentage of revenue decreased from 60% in the six months ended July 31, 2018 to 41% in the six months ended July 31, 2019.
General and administrative expenses were $17.3 million for the six months ended July 31, 2019, compared to $14.9 million for the six months ended July 31, 2018, an increase of $2.4 million, or 16%. The increase is primarily due to costs associated with operating as a public company, including a $1.1 million increase in professional and legal fees, a $0.6 million increase in insurance premiums, and a $0.4 million increase in contract labor.
General and administrative expenses as a percent of revenue decreased from 23% in the six months ended July 31, 2018 to 22% in the six months ended July 31, 2019.
Other Income (Expense), Net

	Six Months Ended July 31,
	2018	2019	$ Change	% Change
	(in thousands)
Other expense, net	$(4,817)	$(4,807)	$10	—%
Other income (expense), remained flat. This is due to an increase in interest expense of $1.5 million related to the credit facility, offset by increased interest income of $1.4 million on IPO proceeds.

Provision for Income Taxes

	Six Months Ended July 31,
	2018	2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$710	$445	$(265)	(37)%
Provision for income taxes decreased $0.3 million due to refunds received in the six months ended July 31, 2019.
Liquidity and Capital Resources
As of July 31, 2019, we had $97.9 million of cash and cash equivalents and $35.9 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility under which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.
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
Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2019. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2019, the interest rate was approximately 7.9%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50 million in term loan borrowings under the credit facility.
We drew the remaining $50 million in term loan borrowing under the amended credit facility in April 2018. The amendment increased the closing fee from $3.6 million to $4.5 million.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2019 and July 31, 2019. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2018	2019
	(in thousands)
Net cash used in operating activities	$(72,983)	$(45,422)
Net cash used in investing activities	(3,205)	(38,621)
Net cash provided by financing activities	253,006	4,937
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
Net cash used in operating activities during the six months ended July 31, 2019 consisted of cash outflows of $144.4 million exceeding the $99.0 million of cash collected from customers. Significant components of cash outflows included $75.3 million for personnel costs and $32.2 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the six months ended July 31, 2019 consisted primarily of $78.9 million of purchases of short-term investments, offset by $43.5 million from maturities of short-term investments. The remaining amount consisted of $2.9 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.
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
Net cash provided by financing activities for the six months ended July 31, 2019 consisted primarily of $4.5 million of proceeds from shares issued in connection with our employee stock purchase plan and $1.4 million of proceeds received from stock option exercises, offset by $1.0 million used to repurchase shares for tax withholdings on release of restricted stock.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of July 31, 2019, we had $97.9 million of cash and cash equivalents and $35.9 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018. Both of these term loans mature on October 1, 2022. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2019, the interest rate was approximately 7.9%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2019, we had total debt outstanding with a carrying amount of $99.1 million, which approximates fair value. A hypothetical 10% change in interest rates after July 31, 2019 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $46.4 million and $31.2 million for the three months ended July 31, 2018 and 2019, respectively, and $91.9 million and $66.7 million for the six months ended July 31, 2018 and 2019, respectively, and had an accumulated deficit of $978.8 million at July 31, 2019. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 31% in the fiscal year ended January 31, 2019 compared to the prior year; however, revenue grew only 25% in the six months ended July 31, 2019 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $978.8 million as of July 31, 2019. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $73.0 million and $45.4 million for the six months ended July 31, 2018 and 2019, respectively.  As of July 31, 2019, we had cash and cash equivalents of $97.9 million, short-term investments of $35.9 million and no amounts available to draw under our credit facility.
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
The length, cost and uncertainty associated with sales cycles for enterprise customers may result in fluctuations in our operating results and our failure to achieve the expectations of investors.
We target sales efforts at enterprise customers, which we define as companies with over $1 billion in revenue, and face long sales cycles, complex customer requirements, substantial upfront sales costs, and a relatively low and difficult to predict volume of sales on a quarter-by-quarter basis. This makes it difficult to predict with certainty our sales and related operating performance in any given period. Our sales cycle for new enterprise customers varies from approximately six months to multiple years. Customers often undertake a prolonged evaluation of our platform, including assessing their own readiness, scoping the professional services involved, and comparing our platform to products offered by competitors and their ability to solve the problem internally. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and operating results. Moreover, customers often begin to use our platform on a limited basis with no guarantee that they will expand their use of our platform widely enough across their organization to justify the costs of our sales efforts. We may also face unexpected implementation challenges with enterprise customers or more complicated installations of our platform. It may be difficult to deploy our platform if the customer has unexpected database, hardware or software technology issues.
Adherence to our financial plan in part depends on managing the mix of customers, the rate at which customers add users within their organizations, the number of use cases they employ, and the timing and amount of upsells, all of which affect annual contract value. Our financial performance and the predictability of our quarterly financial results may be harmed by intermittent failures to secure timely or at all the higher value enterprise agreements, or changes in the volume of transactions overall, compared to our forecasts, and depends in large part on the successful execution of our direct sales team. The predictability of billings may be adversely impacted by fluctuations in the proportion of contracts that are not billed annually in advance.
Additionally, our quarterly sales cycles are generally more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizeable transactions, which will harm forecasting accuracy and adversely impact billings and customer acquisition and renewal metrics for the quarter in which they are forecasted to close.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 77%, 74%, 78% and 74% of our total revenue for the three and six months ended July 31, 2018 and 2019, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2019, we had 106 issued U.S. patents covering our technology and 22 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
As of July 31, 2019, 24,234,603 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,692,444 and 128,333 were exercisable as of July 31, 2019, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In September 2019, for example, approximately 111,048 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 51%, of our Class A and Class B common stock as of July 31, 2019 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of July 31, 2019, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 100,000 shares of Class B common stock. Collectively, these shares represent approximately 84% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company,” and we would expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
10.1+	Corrected Confirmatory Employment Letter, dated June 17, 2018, between the Company and Joshua G. James.	8-K	May 14, 2019	10.1
10.2+	Corrected Confirmatory Employment Letter, dated June 15, 2018, between the Company and Bruce Felt.	8-K	May 14, 2019	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
________________

+	Indicates a management contract or compensatory plan.

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

DOMO, INC.

Date: September 11, 2019	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)