Form 10-Q
period 2019-10-31
DOMO, INC.
filed 2019-12-12
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR
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
As of November 29, 2019, there were approximately 3,263,659 shares of the registrant's Class A common stock and 24,602,208 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$176,973	$93,511
Short-term investments	—	22,426
Accounts receivable, net of allowances of $3,387 and $2,066 as of January 31, 2019 and October 31, 2019, respectively	48,421	34,051
Contract acquisition costs, net	10,425	12,156
Prepaid expenses and other current assets	10,935	10,406
Total current assets	246,754	172,550
Property and equipment, net	12,595	12,891
Contract acquisition costs, noncurrent, net	18,030	16,723
Intangible assets, net	4,415	3,954
Goodwill	9,478	9,478
Other assets	1,360	2,268
Total assets	$292,632	$217,864
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,609	$2,900
Accrued expenses and other current liabilities	48,139	42,828
Deferred revenue	88,959	88,214
Total current liabilities	139,707	133,942
Deferred revenue, noncurrent	4,943	2,751
Other liabilities, noncurrent	6,210	6,266
Long-term debt	97,245	100,086
Total liabilities	248,105	243,045
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2019 and October 31, 2019; no shares issued and outstanding as of January 31, 2019 and October 31, 2019	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2019 and October 31, 2019; 3,264 shares issued and outstanding as of January 31, 2019 and October 31, 2019	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2019 and October 31, 2019; 23,435 and 24,602 shares issued and outstanding as of January 31, 2019 and October 31, 2019, respectively	23	25
Additional paid-in capital	956,145	982,239
Accumulated other comprehensive income	438	431
Accumulated deficit	(912,082)	(1,007,879)
Total stockholders' equity (deficit)	44,527	(25,181)
Total liabilities and stockholders' equity (deficit)	$292,632	$217,864
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Revenue:
Subscription	$30,398	$37,841	$85,227	$107,105
Professional services and other	6,446	6,925	17,829	20,119
Total revenue	36,844	44,766	103,056	127,224
Cost of revenue:
Subscription	8,193	9,045	24,514	25,896
Professional services and other	4,734	5,418	12,497	15,582
Total cost of revenue	12,927	14,463	37,011	41,478
Gross profit	23,917	30,303	66,045	85,746
Operating expenses:
Sales and marketing	28,034	29,784	101,692	95,234
Research and development	18,803	17,578	58,786	51,723
General and administrative	7,055	9,590	21,906	26,882
Total operating expenses	53,892	56,952	182,384	173,839
Loss from operations	(29,975)	(26,649)	(116,339)	(88,093)
Other expense, net	(2,371)	(2,368)	(7,188)	(7,175)
Loss before income taxes	(32,346)	(29,017)	(123,527)	(95,268)
Provision for income taxes	199	84	909	529
Net loss	$(32,545)	$(29,101)	$(124,436)	$(95,797)
Net loss per share, basic and diluted	$(1.24)	$(1.05)	$(9.61)	$(3.50)
Weighted-average number of shares used in computing net loss per share, basic and diluted	26,338	27,638	12,954	27,345
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Net loss	$(32,545)	$(29,101)	$(124,436)	$(95,797)
Foreign currency translation adjustments	(58)	53	(150)	(13)
Unrealized gains on securities available for sale	—	6	—	6
Comprehensive loss	$(32,603)	$(29,042)	$(124,586)	$(95,804)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2018
			Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	14,098,937	$693,158	—	$—	1,638,648	$2	$35,301	$506	$(757,773)	$(721,964)
Exercise of stock options	—	—	—	—	16,221	—	212	—	—	212
Stock-based compensation expense	—	—	—	—	—	—	2,076	—	—	2,076
Other comprehensive loss	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	(45,507)	(45,507)
Balance as of April 30, 2018	14,098,937	693,158	—	—	1,654,869	2	37,589	469	(803,280)	(765,220)
Initial public offering, net of offering costs of $4,201	—	—	—	—	10,580,000	10	202,416	—	—	202,426
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Exercise of stock options	—	—	—	—	3,464	—	60	—	—	60
Stock-based compensation expense	—	—	—	—	—	—	10,387	—	—	10,387
Issuance of common stock warrants	—	—	—	—	—	—	126	—	—	126
Other comprehensive loss	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	(46,384)	(46,384)
Balance as of July 31, 2018	—	—	3,263,659	3	23,073,611	23	943,722	414	(849,664)	94,498
Initial public offering costs	—	—	—	—	—	—	110	—	—	110
Conversion of convertible preferred stock	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	578	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	4,850	—	—	4,850
Other comprehensive loss	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	(32,545)	(32,545)
Balance as of October 31, 2018	—	$—	3,263,659	$3	23,074,189	$23	$948,686	$356	$(882,209)	$66,859

Domo, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2019
			Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	—	$—	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	—	—	357,565	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(20,726)	—	(900)	—	—	(900)
Issuance of common stock under employee stock purchase plan	—	—	—	—	253,104	1	4,518	—	—	4,519
Exercise of stock options	—	—	—	—	61,844	—	1,338	—	—	1,338
Stock-based compensation expense	—	—	—	—	—	—	7,653	—	—	7,653
Exercise of common stock warrants	—	—	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	—	—	(35,536)	(35,536)
Balance as of April 30, 2019	—	—	3,263,659	3	24,089,459	24	968,754	382	(947,618)	21,545
Vesting of restricted stock units	—	—	—	—	143,893	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(3,677)	—	(112)	—	—	(112)
Exercise of stock options	—	—	—	—	4,928	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	—	—	4,738	—	—	4,738
Other comprehensive loss	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(31,160)	(31,160)
Balance as of July 31, 2019	—	—	3,263,659	3	24,234,603	24	973,473	372	(978,778)	(4,906)
Vesting of restricted stock units	—	—	—	—	110,561	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(5,522)	—	(98)	—	—	(98)
Issuance of common stock under employee stock purchase plan	—	—	—	—	253,174	1	3,293	—	—	3,294
Exercise of stock options	—	—	—	—	9,392	—	70	—	—	70
Stock-based compensation expense	—	—	—	—	—	—	5,501	—	—	5,501
Other comprehensive income	—	—	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	—	—	(29,101)	(29,101)
Balance as of October 31, 2019	—	$—	3,263,659	$3	24,602,208	$25	$982,239	$431	$(1,007,879)	$(25,181)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2018	2019
Cash flows from operating activities
Net loss	$(124,436)	$(95,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,752	5,307
Amortization of contract acquisition costs	5,750	8,503
Stock-based compensation expense	16,913	17,748
Other, net	(1,928)	816
Change in operating assets and liabilities:
Accounts receivable, net	5,679	14,370
Contract acquisition costs	(9,243)	(9,017)
Prepaid expenses and other	(1,747)	(362)
Accounts payable	(6,476)	304
Accrued expenses and other liabilities	(42)	(3,876)
Deferred revenue	5,113	(2,937)
Net cash used in operating activities	(103,665)	(64,941)
Cash flows from investing activities
Purchases of property and equipment	(4,673)	(4,860)
Purchases of securities available for sale	—	(93,331)
Proceeds from maturities of securities available for sale	—	71,500
Net cash used in investing activities	(4,673)	(26,691)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	206,627	—
Payments of costs related to initial public offering	(4,063)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	(87)	—
Proceeds from shares issued in connection with employee stock purchase plan	—	7,812
Shares repurchased for tax withholdings on vesting of restricted stock	—	(1,110)
Debt proceeds, net of issuance costs	49,651	—
Proceeds from exercise of stock options	276	1,501
Principal payments on capital lease obligations	(44)	—
Net cash provided by financing activities	252,360	8,203
Effect of exchange rate changes on cash and cash equivalents	5	(33)
Net increase (decrease) in cash and cash equivalents	144,027	(83,462)
Cash and cash equivalents at beginning of period	61,972	176,973
Cash and cash equivalents at end of period	$205,999	$93,511
Supplemental disclosures of cash flow information
Cash paid for income taxes	$815	$327
Cash paid for interest	$4,747	$7,030
Non-cash investing and financing activities
Purchases of intangible assets in accounts payable	$1,603	$—
Stock-based compensation capitalized as internal-use software	$407	$366
Issuance of warrants in connection with credit facility	$166	$—
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2019, the condensed consolidated statements of operations, comprehensive loss, and convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended October 31, 2019 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2018 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2019 and its results of operations for the three and nine months ended October 31, 2018 and 2019 and its cash flows for the nine months ended October 31, 2018 and 2019. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2020 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2019 and October 31, 2019.
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
The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Interest income is reported within other expense, net in the condensed consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed consolidated statements of operations. Realized gains and losses are reported in other expense, net in the condensed consolidated statements of operations.
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
Amortization expense related to contract acquisition costs was $2.1 million and $3.0 million for the three months ended October 31, 2018 and 2019, respectively, and $5.8 million and $8.5 million for the nine months ended October 31, 2018 and 2019, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $1.7 million and $2.1 million for the three months ended October 31, 2018 and 2019, respectively, and $12.1 million and $6.3 million for the nine months ended October 31, 2018 and 2019, respectively.
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
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2018 and 2019 or more than 10% of accounts receivable as of January 31, 2019 and October 31, 2019.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company's accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. The Company expects to adopt this standard for the year ending January 31, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its condensed consolidated financial statements.
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2019 and October 31, 2019 were as follows (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$5,975	$—	$—	$5,975
Cash equivalents:
Money market funds	170,998	—	—	170,998
Total cash and cash equivalents	$176,973	$—	$—	$176,973

	October 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$15,962	$—	$—	$15,962
Cash equivalents:
Money market funds	63,849	—	—	63,849
Certificates of deposit	5,002	—	—	5,002
Reverse repurchase agreements	5,000	—	—	5,000
Commercial paper	3,698	—	—	3,698
Total cash and cash equivalents	$93,511	$—	$—	$93,511
Short-term investments:
Commercial paper	$10,445	$—	$—	$10,445
U.S. treasury securities	4,975	4	—	4,979
Asset-backed securities	3,000	—	—	3,000
Corporate debt securities	4,000	2	—	4,002
Total short-term investments	22,420	6	—	22,426
Total cash, cash equivalents and short-term investments	$115,931	$6	$—	$115,937
All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of October 31, 2019. The Company had no short-term investments as of January 31, 2019.
There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of October 31, 2019.
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

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2019 and October 31, 2019 by level within the fair value hierarchy (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,998	$—	$—	$170,998

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,849	$—	$—	$63,849
Certificates of deposit	—	5,002	—	5,002
Reverse repurchase agreements	—	5,000	—	5,000
Commercial paper	—	3,698	—	3,698
Total cash equivalents	$63,849	$13,700	$—	$77,549
Short-term investments:
Commercial paper	$—	$10,445	$—	$10,445
U.S. treasury securities	4,979	—	—	4,979
Asset-backed securities	—	3,000	—	3,000
Corporate debt securities	—	4,002	—	4,002
Total short-term investments	4,979	17,447	—	22,426
Total cash equivalents and short-term investments	$68,828	$31,147	$—	$99,975
During the three and nine months ended October 31, 2018 and 2019, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2019	2019
Capitalized internal-use software development costs	$18,140	$23,025
Computer equipment and software	16,575	4,694
Leasehold improvements	2,849	1,031
Furniture, vehicles and office equipment	2,537	839
	40,101	29,589
Less accumulated depreciation and amortization	(27,506)	(16,698)
	$12,595	$12,891
Depreciation and amortization expense related to property and equipment was $2.2 million and $1.5 million for the three months ended October 31, 2018 and 2019, respectively, and $6.7 million and $4.8 million for the nine months ended October 31, 2018 and 2019, respectively.
The Company capitalized $1.6 million and $1.7 million in software development costs during the three months ended October 31, 2018 and 2019, respectively, and $4.5 million and $4.9 million during the nine months ended October 31, 2018 and 2019, respectively. Amortization of capitalized software development costs was $1.0 million and $1.0 million for the three months ended October 31, 2018 and 2019, respectively, and $2.9 million and $2.7 million for the nine months ended October 31, 2018 and 2019, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2019	2019
Intellectual property excluding patents	$2,289	$2,289
Software licenses	1,603	1,603
Patents	950	950
	4,842	4,842
Less accumulated amortization	(427)	(888)
	$4,415	$3,954
Amortization expense related to intangible assets was $20,000 and $153,000 for the three months ended October 31, 2018 and 2019, respectively, and $60,000 and $461,000 for the nine months ended October 31, 2018 and 2019, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 8 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2019	2019
Accrued expenses	$8,688	$10,300
Accrued payroll taxes	12,251	9,496
Accrued payroll and benefits	6,142	7,720
Accrued bonus	5,338	7,622
Accrued commissions	6,495	3,731
Sales and other taxes payable	1,409	1,108
Employee stock purchase plan liability	3,848	1,042
Other accrued liabilities	3,968	1,809
	$48,139	$42,828
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2019 were as follows (in thousands):

Balance as of January 31, 2019		$93,902
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(70,408)
Professional services and other	(5,050)
Total		(75,458)
Increase due to billings excluding amounts recognized as revenue during the period		72,521
Balance as of October 31, 2019		$90,965
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing noncancelable contracts, whether billed or unbilled. As of October 31, 2019, approximately $193.7 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $38.0 million of this amount during the year ending January 31, 2020, with an additional $94.1 million being recognized during the year ending January 31, 2021, and the balance recognized thereafter. As of October 31, 2019, approximately $12.2 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $6.0 million of which is expected to be recognized during the year ending January 31, 2020, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
United States	$28,232	$34,108	$79,715	$95,301
Japan	3,225	4,181	8,732	12,491
Other	5,387	6,477	14,609	19,432
Total	$36,844	$44,766	$103,056	$127,224
Percentage of revenue by geographic area:
United States	77%	76%	77%	75%
Japan	9	9	8	10
Other	14	15	15	15
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2018 and 2019. As of October 31, 2019, substantially all of the Company’s property and equipment was located in the United States.
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
Each term loan under the credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.6% as of October 31, 2019. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended October 31, 2018 and 2019, $0.6 million and $0.7 million of interest was capitalized, respectively, and $1.6 million and $2.0 million of interest was capitalized during the nine months ended October 31, 2018 and 2019, respectively.
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
The balances in long-term debt consisted of the following:

	As of January 31,	As of October 31,
	2019	2019
Principal	$102,494	$104,454
Less: unamortized debt issuance costs	(5,249)	(4,368)
Net carrying amount	$97,245	$100,086
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the amended facility, the minimum ratio is 0.80 on July 31, 2019 and October 31, 2019; 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2019 and October 31, 2019.
The Company incurred interest expense of $3.1 million and $3.2 million for the three months ended October 31, 2018 and 2019, respectively, and $7.9 million and $9.5 million for the nine months ended October 31, 2018 and 2019, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies (Continued)

In October and November 2019, securities class action complaints were filed by certain stockholders of the Company against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
The Company is involved in other legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
Operating Leases
The Company has entered into noncancelable operating lease arrangements primarily for office space with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $1.9 million and $1.7 million for the three months ended October 31, 2018 and 2019, respectively, and $5.1 million and $5.2 million for the nine months ended October 31, 2018 and 2019, respectively.
Other Purchase Commitments
The Company has also entered into certain noncancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
12. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2019 and October 31, 2019, no shares of preferred stock were issued and outstanding.

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
At January 31, 2019 and October 31, 2019, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2019 and October 31, 2019.
At January 31, 2019 and October 31, 2019, there were 500,000,000 shares of Class B common stock authorized and 23,434,542 and 24,602,208 shares of Class B common stock issued and outstanding, respectively.
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
At January 31, 2019, all warrants were outstanding and exercisable. At October 31, 2019, all warrants were outstanding and exercisable with the exception of the warrant exercised in February 2019.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2019, the number of shares available for grant under the 2018 Plan was increased by 1,334,910 shares. As of October 31, 2019, there were 5,101,115 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Cost of revenue:
Subscription	$74	$151	$144	$341
Professional services and other	34	123	112	276
Sales and marketing	1,441	2,135	5,490	8,184
Research and development	1,630	1,493	5,106	4,852
General and administrative	1,461	1,533	6,056	3,953
Interest expense	14	47	5	142
Total	$4,654	$5,482	$16,913	$17,748
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $14.95 per share for the nine months ended October 31, 2019. No stock options were granted during the three and nine months ended October 31, 2018 and the three months ended October 31, 2019. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected stock price volatility	47%
Expected life of options	6 years
Risk-free interest rate	2.47%
Expected dividend yield	—
Fair value of common stock	$31.20

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2019:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	1,856,339	$23.64	5.6	$8,443
Granted	25,000	31.20
Exercised	(76,164)	19.81
Forfeited	(3,178)	28.32
Expired	(19,879)	36.01
Outstanding as of October 31, 2019	1,782,118	$23.76	4.96	$3,095
Vested and exercisable at October 31, 2019	1,696,917	$23.51	4.81	$3,095
The aggregate intrinsic value of options exercised was $8,000 and $141,000 for the three months ended October 31, 2018 and 2019, respectively, and $0.2 million and $1.2 million for the nine months ended October 31, 2018 and 2019, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of October 31, 2019 is based on the market closing price of the Company's Class B common stock on that date.
As of October 31, 2019, there was $1.0 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.2 years.
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
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2019	2,328,122	$19.77
Granted	947,634	30.11
Vested	(612,019)	23.62
Canceled	(218,989)	19.95
Outstanding as of October 31, 2019	2,444,748	$22.79
As of October 31, 2019, there was $40.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans (Continued)

immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the nine months ended October 31, 2019, the number of shares available under the ESPP was increased by 400,473 shares. As of October 31, 2019, there were 941,879 shares available under the ESPP.
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
Amounts deducted and accumulated by the participant will be used to purchase shares of Class B common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class B common stock on the first trading day of each offering period or the fair market value of Class B common stock on the applicable exercise date. If the fair market value of a share of Class B common stock on the exercise date of an offering period is less than it was on the first trading day of that offering period, participants automatically will be withdrawn from that offering period following their purchase of shares on the exercise date and will be re-enrolled in a new 24-month offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of Class B common stock. Participation ends automatically upon termination of employment.
As of October 31, 2019, a total of 1,159,376 shares were issuable to employees based on contribution elections made under the ESPP and 506,278 shares had been purchased. As of October 31, 2019, total unrecognized stock-based compensation related to the ESPP was $6.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 2018	April 2019	October 2019
Expected stock price volatility	31% - 36%	43% - 52%	44% - 49%
Expected term	0.75 - 2.25 years	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	2.22% - 2.54%	2.33% - 2.46%	1.56% - 1.81%
Expected dividend yield	–	–	–
14. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction. The Company's income tax expense was $0.2 million and $0.1 million for the three months ended October 31, 2018 and 2019, respectively, and $0.9 million and $0.5 million for the nine months ended October 31, 2018 and 2019, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions.
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
The following tables set forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and nine months ended October 31, 2018 and 2019 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2018		2019
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(4,033)	$(28,512)	$(3,437)	$(25,664)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	23,074	3,264	24,374
Net loss per share, basic and diluted	$(1.24)	$(1.24)	$(1.05)	$(1.05)

	Nine Months Ended October 31,
	2018		2019
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(14,356)	$(110,080)	$(11,435)	$(84,362)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,495	11,459	3,264	24,081
Net loss per share, basic and diluted	$(9.61)	$(9.61)	$(3.50)	$(3.50)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Convertible preferred stock on an if-converted basis	—	—	7,643	—
Options to purchase common stock	472	465	497	537
Restricted stock units	251	1,184	179	1,314
Employee stock purchase program	48	106	73	166
Common stock warrants	3	12	3	48
	773	1,767	8,395	2,064
16. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2019 and October 31, 2019, the Company had $0.6 million and $45,000 receivable from these customers, respectively. As of January 31, 2019 and October 31, 2019, amounts payable to these vendors were immaterial. During the three months ended October 31, 2018 and 2019 and the nine months ended October 31, 2018 and 2019, the Company recognized revenue of $0.5 million, $0.3 million, $1.4 million and $0.9 million, respectively, related to these customers. During the three months ended October 31, 2018 and 2019 and the nine months ended October 31, 2018 and 2019, the Company recognized expense of $0.1 million, $0.2 million, $0.5 million and $0.4 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0, $0, $0.3 million and $0 during the three months ended October 31, 2018 and 2019 and the nine months ended October 31, 2018 and 2019, respectively.

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
We offer our platform to our customers as a subscription-based service. Subscription fees have historically been based on the number of users and the tier of package deployed. In order to foster rapid adoption among our customers, we are beginning to transition to a pricing model that focuses on the value of the platform with less emphasis on per user pricing. Business leaders and managers are typically the initial subscribers to our platform, deploying it for a specific use case or department. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. Historically, a majority of our customers have subscribed to our services through one-year contracts, but recently a growing percentage of new and existing customers have entered into multi-year contracts. As of January 31, 2019 and October 31, 2019, 42% and 52% of our customers were under multi-year contracts, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance. Given the higher average annual contract value (ACV) and renewal rates we experience with larger customers, we are focused on customers with over $100 million in revenue, with a particular emphasis on enterprise customers with over $1 billion in revenue.
We had total revenue of $36.8 million and $44.8 million for the three months ended October 31, 2018 and 2019, respectively, reflecting a year-over-year increase of 22%. For the nine months ended October 31, 2018 and 2019, we had total revenue of $103.1 million and $127.2 million, respectively, representing year-over-year growth of 23%. Although revenue and billings contribution from our enterprise customers may vary from period to period, they have been a key driver of revenue growth. For the three months ended October 31, 2018 and 2019, revenue from enterprise customers was $16.7 million and $20.4 million, respectively, or 22% year-over-year growth. For the nine months ended October 31, 2018 and 2019, revenue from enterprise customers was $46.7 million and $59.6 million, respectively, or 28% year-over-year growth. For the three and nine months ended October 31, 2018 and 2019, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 77% and 76% or our total revenue for the three months ended October 31, 2018 and 2019, respectively, and 77% and 75% of our total revenue for the nine months ended October 31, 2018 and 2019, respectively. We will continue to invest in our international businesses and sales operations outside the United States.
We have incurred significant net losses since our inception, including net losses of $32.5 million and $29.1 million for the three months ended October 31, 2018 and 2019, respectively, and $124.4 million and $95.8 million for the nine months ended October 31, 2018 and 2019, respectively, and had an accumulated deficit of $1,007.9 million at October 31, 2019. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of October 31, 2019, we had over 1,800 customers. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more technology partners, systems integrators, software resellers and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
The following table sets forth our billings for the three and nine months ended October 31, 2018 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Billings (in thousands)	$38,791	$44,428	$108,169	$124,287

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Revenue:
Subscription	$30,398	$37,841	$85,227	$107,105
Professional services and other	6,446	6,925	17,829	20,119
Total revenue	36,844	44,766	103,056	127,224
Cost of revenue:
Subscription(1)	8,193	9,045	24,514	25,896
Professional services and other(1)	4,734	5,418	12,497	15,582
Total cost of revenue	12,927	14,463	37,011	41,478
Gross profit	23,917	30,303	66,045	85,746
Operating expenses:
Sales and marketing(1)	28,034	29,784	101,692	95,234
Research and development(1)	18,803	17,578	58,786	51,723
General and administrative(1)(2)(3)	7,055	9,590	21,906	26,882
Total operating expenses	53,892	56,952	182,384	173,839
Loss from operations	(29,975)	(26,649)	(116,339)	(88,093)
Other expense, net(1)	(2,371)	(2,368)	(7,188)	(7,175)
Loss before income taxes	(32,346)	(29,017)	(123,527)	(95,268)
Provision for income taxes	199	84	909	529
Net loss	$(32,545)	$(29,101)	$(124,436)	$(95,797)
________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Cost of revenue:
Subscription	$74	$151	$144	$341
Professional services and other	34	123	112	276
Sales and marketing	1,441	2,135	5,490	8,184
Research and development	1,630	1,493	5,106	4,852
General and administrative	1,461	1,533	6,056	3,953
Other expense, net	14	47	5	142
Total	$4,654	$5,482	$16,913	$17,748

(2)
Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended October 31, 2018 and 2019, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2018 and 2019, respectively.

(3)
Includes reversals of contingent tax-related accruals of $0 for the three months ended October 31, 2018 and 2019 and $3.5 million and $1.3 million for the nine months ended October 31, 2018 and 2019, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Revenue:
Subscription	83%	85%	83%	84%
Professional services and other	17	15	17	16
Total revenue	100	100	100	100
Cost of revenue:
Subscription	22	20	24	20
Professional services and other	13	12	12	13
Total cost of revenue	35	32	36	33
Gross margin	65	68	64	67
Operating expenses:
Sales and marketing	76	67	99	75
Research and development	51	39	57	41
General and administrative	19	22	21	20
Total operating expenses	146	128	177	136
Loss from operations	(81)	(60)	(113)	(69)
Other expense, net	(6)	(5)	(7)	(6)
Loss before income taxes	(87)	(65)	(120)	(75)
Provision for income taxes	1	—	1	—
Net loss	(88)%	(65)%	(121)%	(75)%
Discussion of the Three Months Ended October 31, 2018 and 2019
Revenue

	Three Months Ended October 31,
	2018	2019	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$30,398	$37,841	$7,443	24%
Professional services and other	6,446	6,925	479	7
Total revenue	$36,844	$44,766	$7,922	22
Percentage of revenue:
Subscription	83%	85%
Professional services and other	17	15
Total	100%	100%
Total revenue was $44.8 million for the three months ended October 31, 2019, compared to $36.8 million for the three months ended October 31, 2018, an increase of $7.9 million, or 22%. Subscription revenue was $37.8 million, or 85% of total revenue, for the three months ended October 31, 2019, compared to $30.4 million, or 83% of total revenue, for the three months ended October 31, 2018. The increase in subscription revenue was primarily due to a $5.7 million increase from new customers and a $1.7 million increase from existing customers. Our customer count increased 8% from October 31, 2018 to October 31, 2019.
Professional services and other revenue was $6.9 million, or 15% of total revenue, for the three months ended October 31, 2019, compared to $6.4 million, or 17% of total revenue, for the three months ended October 31, 2018. This increase was due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2018	2019	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$8,193	$9,045	$852	10%
Professional services and other	4,734	5,418	684	14
Total cost of revenue	$12,927	$14,463	$1,536	12
Gross profit	$23,917	$30,303	$6,386	27
Gross margin:
Subscription	73%	76%
Professional services and other	27	22
Total gross margin	65	68
Cost of subscription revenue was $9.0 million for the three months ended October 31, 2019, compared to $8.2 million for the three months ended October 31, 2018, an increase of $0.9 million, or 10%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $5.4 million for the three months ended October 31, 2019, compared to $4.7 million for the three months ended October 31, 2018, an increase of $0.7 million, or 14%. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training as well as increased rates charged by these consultants.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier reliance on third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality as well as timing of projects.
Operating Expenses

	Three Months Ended October 31,
	2018	2019	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$28,034	$29,784	$1,750	6%
Research and development	18,803	17,578	(1,225)	(7)
General and administrative	7,055	9,590	2,535	36
Total operating expenses	$53,892	$56,952	$3,060	6
Percentage of revenue:
Sales and marketing	76%	67%
Research and development	51	39
General and administrative	19	22
Sales and marketing expenses were $29.8 million for the three months ended October 31, 2019, compared to $28.0 million for the three months ended October 31, 2018, an increase of $1.8 million, or 6%. The change was primarily due to a $3.3 million increase in employee-related costs, attributable to higher headcount and salary increases. This increase was partially offset by a $1.7 million decrease in expense related to marketing programs.

Sales and marketing expense as a percentage of total revenue decreased from 76% in the three months ended October 31, 2018 to 67% in the three months ended October 31, 2019. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses were $17.6 million for the three months ended October 31, 2019, compared to $18.8 million for the three months ended October 31, 2018, a decrease of $1.2 million, or 7%. Employee-related costs and allocated overhead decreased by a combined $1.0 million due to lower headcount.
Research and development expense as a percentage of revenue decreased from 51% in the three months ended October 31, 2018 to 39% in the three months ended October 31, 2019. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $9.6 million for the three months ended October 31, 2019, compared to $7.1 million for the three months ended October 31, 2018, an increase of $2.5 million, or 36%. Employee-related costs increased by $0.9 million due to higher headcount. Other increases included legal fees and contract labor, which increased by a combined $0.8 million.
General and administrative expenses as a percent of revenue increased from 19% in the three months ended October 31, 2018 to 22% in the three months ended October 31, 2019. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, legal, compliance, insurance, and investor relations.
Other Expense, Net

	Three Months Ended October 31,
	2018	2019	$ Change	% Change
		(in thousands)
Other expense, net	$(2,371)	$(2,368)	$3	—%
Other expense, net remained flat. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility and interest income to decrease over time in conjunction with the expected use of cash to fund our operations. Other expense, net also includes foreign currency gains and losses resulting from market changes in foreign currency exchange rates related to certain balances denominated in a foreign currency. We expect foreign currency gains and losses could become more pronounced as we continue to expand our foreign operations.
Provision for Income Taxes

	Three Months Ended October 31,
	2018	2019	$ Change	% Change
		(in thousands)
Provision for income taxes	$199	$84	$(115)	(58)%
Provision for income taxes decreased by $0.1 million. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.

Discussion of the Nine Months Ended October 31, 2018 and 2019
Revenue

	Nine Months Ended October 31,
	2018	2019	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$85,227	$107,105	$21,878	26%
Professional services and other	17,829	20,119	2,290	13
Total revenue	$103,056	$127,224	$24,168	23
Percentage of revenue:
Subscription	83%	84%
Professional services and other	17	16
Total	100%	100%
Total revenue was $127.2 million for the nine months ended October 31, 2019, compared to $103.1 million for the nine months ended October 31, 2018, an increase of $24.2 million, or 23%. Subscription revenue was $107.1 million, or 84% of total revenue, for the nine months ended October 31, 2019, compared to $85.2 million, or 83% of total revenue, for the nine months ended October 31, 2018. The increase in subscription revenue was primarily due to a $17.6 million increase from new customers and a $4.3 million increase from existing customers. Our customer count increased 8% from October 31, 2018 to October 31, 2019.
Professional services and other revenue was $20.1 million, or 16% of total revenue, for the nine months ended October 31, 2019, compared to $17.8 million, or 17% of total revenue, for the nine months ended October 31, 2018. This increase is due to a higher volume of implementation and training services provided to our customers.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2018	2019	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$24,514	$25,896	$1,382	6%
Professional services and other	12,497	15,582	3,085	25
Total cost of revenue	$37,011	$41,478	$4,467	12
Gross profit	$66,045	$85,746	$19,701	30
Gross margin:
Subscription	71%	76%
Professional services and other	30	23
Total gross margin	64	67
Cost of subscription revenue was $25.9 million for the nine months ended October 31, 2019, compared to $24.5 million for the nine months ended October 31, 2018, an increase of $1.4 million, or 6%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $15.6 million for the nine months ended October 31, 2019, compared to $12.5 million for the nine months ended October 31, 2018. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. Services gross margin declined due to heavier use of third-party implementation consultants. In addition, rates for these consultants have increased from the prior year.
Operating Expenses

	Nine Months Ended October 31,
	2018	2019	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$101,692	$95,234	$(6,458)	(6)%
Research and development	58,786	51,723	(7,063)	(12)
General and administrative	21,906	26,882	4,976	23
Total operating expenses	$182,384	$173,839	$(8,545)	(5)
Percentage of revenue:
Sales and marketing	99%	75%
Research and development	57	41
General and administrative	21	20
Sales and marketing expenses were $95.2 million for the nine months ended October 31, 2019, compared to $101.7 million for the nine months ended October 31, 2018, a decrease of $6.5 million, or 6%. The change was primarily due to a $12.8 million decrease in expense related to marketing programs. This was partially offset by a $7.1 million increase in employee-related costs, including $2.7 million of stock-based compensation related to RSUs, for which expense was not recognized until the IPO, and $4.4 million attributable to higher headcount and salary increases. Contract labor decreased by $1.2 million due to reduced usage of marketing contractors.
Sales and marketing expense as a percentage of total revenue decreased from 99% in the nine months ended October 31, 2018 to 75% in the nine months ended October 31, 2019.
Research and development expenses were $51.7 million for the nine months ended October 31, 2019, compared to $58.8 million for the nine months ended October 31, 2018, a decrease of $7.1 million, or 12%. Employee-related costs decreased by $4.2 million due to lower headcount. As a result of lower headcount, allocated overhead decreased by $1.2 million. Contract labor decreased by $0.5 million due to lower usage of contractors.
Research and development expense as a percentage of revenue decreased from 57% in the nine months ended October 31, 2018 to 41% in the nine months ended October 31, 2019.
General and administrative expenses were $26.9 million for the nine months ended October 31, 2019, compared to $21.9 million for the nine months ended October 31, 2018, an increase of $5.0 million, or 23%. The increase is primarily due to costs associated with operating as a public company, including a $1.7 million increase in professional and legal fees, a $1.0 million increase in employee-related costs, a $0.6 million increase in insurance premiums, and a $0.6 million increase in contract labor.
General and administrative expenses as a percent of revenue decreased from 21% in the nine months ended October 31, 2018 to 20% in the nine months ended October 31, 2019.
Other Income (Expense), Net

	Nine Months Ended October 31,
	2018	2019	$ Change	% Change
	(in thousands)
Other expense, net	$(7,188)	$(7,175)	$13	—%
Other income (expense), remained flat. This is due to an increase in interest expense of $1.5 million related to the credit facility. This was partially offset by increased interest income of $0.9 million and the impact of foreign currencies, which decreased expense by $0.8 million.

Provision for Income Taxes

	Nine Months Ended October 31,
	2018	2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$909	$529	$(380)	(42)%
Provision for income taxes decreased $0.4 million due to refunds received in the nine months ended October 31, 2019.
Liquidity and Capital Resources
As of October 31, 2019, we had $93.5 million of cash and cash equivalents and $22.4 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility under which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.
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
Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2019. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of October 31, 2019, the interest rate was approximately 7.6%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50 million in term loan borrowings under the credit facility.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2019 and October 31, 2019. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Nine Months Ended October 31,
	2018	2019
	(in thousands)
Net cash used in operating activities	$(103,665)	$(64,941)
Net cash used in investing activities	(4,673)	(26,691)
Net cash provided by financing activities	252,360	8,203
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
Net cash used in operating activities during the nine months ended October 31, 2019 consisted of cash outflows of $206.4 million exceeding the $141.5 million of cash collected from customers. Significant components of cash outflows included $110.7 million for personnel costs and $40.3 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the nine months ended October 31, 2019 consisted primarily of $93.3 million of purchases of short-term investments, offset by $71.5 million from maturities of short-term investments. The remaining amount consisted of $4.6 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.

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
Net cash provided by financing activities for the nine months ended October 31, 2019 consisted primarily of $7.8 million of proceeds from shares issued in connection with our employee stock purchase plan and $1.5 million of proceeds received from stock option exercises, offset by $1.1 million used to repurchase shares for tax withholdings on release of restricted stock.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of October 31, 2019, we had $93.5 million of cash and cash equivalents and $22.4 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018. Both of these term loans mature on October 1, 2022. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of October 31, 2019, the interest rate was approximately 7.6%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2019, we had total debt outstanding with a carrying amount of $100.1 million, which approximates fair value. A hypothetical 10% change in interest rates after October 31, 2019 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In October 2019, a securities class action complaint captioned Patton v. Domo, Inc., et. al, Case No. 2:19-cv-00781-DAK-EJF, was filed by a stockholder of the Company in the U.S. District Court for the District of Utah against the Company and certain of the Company's current and former officers and directors alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is also without merit and intends to defend the case vigorously.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in either or both of these cases. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
The Company is involved in other legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company's financial condition, results of operations, or liquidity.
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
We incurred net losses of $32.5 million and $29.1 million for the three months ended October 31, 2018 and 2019, respectively, and $124.4 million and $95.8 million for the nine months ended October 31, 2018 and 2019, respectively, and had an accumulated deficit of $1,007.9 million at October 31, 2019. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 31% in the fiscal year ended January 31, 2019 compared to the prior year; however, revenue grew only 23% in the nine months ended October 31, 2019 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,007.9 million as of October 31, 2019. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $103.7 million and $64.9 million for the nine months ended October 31, 2018 and 2019, respectively.  As of October 31, 2019, we had cash and cash equivalents of $93.5 million, short-term investments of $22.4 million and no amounts available to draw under our credit facility.
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
We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced. For example, salesforce.com, Inc. has acquired Tableau Software, Inc., and Alphabet Inc. has agreed to acquire Looker Data Services, Inc.

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
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. We will continue to dedicate significant resources to sales and marketing programs. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and sales leadership. We have recently experienced turnover in our senior sales leadership which may adversely affect our operating results and prospects. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as we would like, changes in sales leadership could adversely affect our existing sales personnel, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California has enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions, and it is the subject of proposed regulations issued by the California Attorney General in October 2019. Aspects of the CCPA and its interpretation and enforcement remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
In addition, several foreign countries and governmental bodies, including the European Union, or E.U., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U, in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR became effective and substantially replaced the data protection laws of the individual European Union member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
We have certified under the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the European Union and Switzerland to the United States. The Privacy Shield program is subject to annual review and may be challenged, suspended or invalidated. At present, the EU-U.S. Privacy Shield framework and the use of EU Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. are both subject to ongoing legal challenges in the E.U. It is possible that the EU-U.S. Privacy Shield Framework or Model Clauses may be invalidated or modified as a result of these legal challenges or in connection with the annual review of the EU-U.S. Privacy Shield framework. Additionally, it is possible that the Privacy Shield program may be updated by the European Commission and Department of Commerce to take into account the GDPR. Any of these developments could result in us, and many other companies, needing to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU. This has created uncertainty with regard to the future regulation of data protection in the United Kingdom. The United Kingdom enacted a Data Protection Act, effective in May 2018, that substantially implements the GDPR. Uncertainty remains, however, regarding how matters such as cross-border data transfers involving the United Kingdom will be handled in the medium to long term. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed.
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
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of management's time and attention, which could negatively affect our business operations and financial condition.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 77%, 76%, 77% and 75% of our total revenue for the three and nine months ended October 31, 2018 and 2019, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2019, we had 106 issued U.S. patents covering our technology and 22 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
As of October 31, 2019, 24,602,208 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,696,917 and 128,333 were exercisable as of October 31, 2019, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In December 2019, for example, approximately 365,946 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 51%, of our Class A and Class B common stock as of October 31, 2019 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of October 31, 2019, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 163,131 shares of Class B common stock. Collectively, these shares represent approximately 84% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated

his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

DOMO, INC.

Date: December 11, 2019	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)