Form 10-K
period 2020-01-31
DOMO, INC.
filed 2020-04-13
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended January 31, 2020
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to be file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 31, 2019, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $664.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 31, 2020, there were approximately 3,263,659 shares of the registrant's Class A common stock and 25,079,606 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders, or the 2020 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2020

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

•	the anticipated trends, market opportunity, growth rates and challenges in our business and in the business intelligence software market;

•	the efficacy of our sales and marketing efforts;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to and capitalize on rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to develop new product features;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to protect our customers' data and proprietary information;

•	the effect of general economic and market conditions on our business;

•	the impact of the coronavirus outbreak, including on the global economy, our results of operations, enterprise software spending, and business continuity;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property; and

•	our ability to comply with all governmental laws, regulations and other legal obligations.
Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part I, Item 1A (Risk Factors).
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

PART I
Item 1. Business
Overview
At Domo, we believe people and data are an organization's most valuable assets in the cloud era. Our Business Cloud is a software platform that enables processes that are critically dependent on business intelligence data – which historically could take weeks, months or longer – to be done on-the-fly, in as fast as minutes or seconds, at scale. From marketing to operations, HR to finance, IT to product development, supply chain to sales, Domo's Business Cloud is designed to change the way organizations are managed and empower our customers to go fast, go big and go bold.
Through Domo’s Business Cloud, data from across the business is collected, stored, prepared, organized, analyzed, visualized, and shared. Algorithms and machine learning can be applied to the data that allow alerts to be triggered and actions invited. Users can receive these notifications on any device and immediately act on the invitation, after which the system can write back to the original system of record. Because Domo can digitally connect any organization and empower each of its employees, we believe our market potential is every working person with a mobile device. Because we leverage the power of the cloud, our platform can process extremely large volumes of quantitative and qualitative data while maintaining high performance levels. On a typical business day, our customers in the aggregate typically query several hundred trillion rows from uncached queries. Even with this volume of data, we maintain a subsecond average query response time. In aggregate, the data in Domo can be indexed anonymously.
We have made significant investments to build an enterprise-grade platform with the scale, speed and security to support the world's largest organizations, regardless of where they are in their digital transformation journey. In many ways, building Domo was like building seven start-ups in one to solve gaps in data strategy, which include the typical functions of connecting and transforming data, visualizing and analyzing it, and building apps and extending that data to teams, entire organizations, partners and customers. That's why Domo is more than just a business intelligence , data warehouse, data discovery, analytics, collaboration, dashboarding, visualization or reporting tool. These tools and technologies are typically provided by separate vendors today. Domo combines all of them in a single platform that can augment a customer's existing infrastructure with the following:

•
Connectors: Domo offers more than 1,000 powerful, first-class connectors which we define as read/write, API and standards based connectors that are available in the Domo Appstore, as well as a library of very flexible universal connectors that currently power over 100,000 Domo datasets, enabling all users, regardless of technical ability, to connect to data across a broad range of sources and facilitate initiation of business processes. These connectors enable data to be continuously synchronized in real time, fostering visibility and interoperability across a broad range of data sources.

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

As of January 31, 2020, we had more than 1,800 organizations as customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the years ended January 31, 2018, 2019 and 2020, our enterprise customers, which we define as customers with over $1 billion in revenue, accounted for 46%, 45% and 47% of our revenue for such periods, respectively. We employ a land-and-expand business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our subscription net revenue retention rate, which compares the subscription revenue generated from a cohort of customers that generated subscription revenue at the beginning of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), has averaged over 100% for the years ended January 31, 2018, 2019 and 2020.
For the years ended January 31, 2018, 2019 and 2020, we had total revenue of $108.5 million, $142.5 million and $173.4 million, respectively, representing year-over-year growth of 31% and 22%, respectively. For the years ended January 31, 2018, 2019 and 2020, our net loss was $176.6 million, $154.3 million and $125.7 million, respectively.
The Domo Solution
We believe business technology must be as easy-to-use and intuitive as mobile consumer applications, while providing enterprise-grade scalability and security features. Everyone, from a CEO to a front-line employee, benefits from the functionality that Domo provides. Our Business Cloud platform fosters collaboration, efficient decision making, increased organizational productivity, and generates improved business results. The platform also is designed to help IT leaders deliver value rapidly to the business by seamlessly complementing their existing systems and infrastructure and unlocking value from their fragmented data and systems. While developing our platform, we have been focused on four key pillars.
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
All of Your Data in Real Time
Our platform provides real-time access to quantitative and qualitative data, including through more than 1,000 powerful first-class connectors as well as a library of very flexible universal connectors. In addition, through Domo Workbench, organizations can connect to proprietary data sources regardless of where those data sources reside within an organization. This comprehensive approach enables every type of employee to design customized, real-time views of data and data trends. For example, a marketer can design a visualization that includes real-time data of the click-through rates of the online advertisements, the impact of regional marketing campaigns, and the benchmarks of his organization's campaigns across the years.
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
Domo Apps and Appstore
We have prebuilt applications for specific use cases, and our users, including development partners, can build on and extend Domo’s open cloud platform to create custom solutions for unique business needs, with limited training and no or limited IT involvement required. These applications range from a real-time social index to evaluate an organization's engagement across various social media platforms to a predictive analytics toolkit that allows users to analyze "what if" scenarios and forecast the direction of key business metrics to an aggregator for an organization’s relevant mobile application statistics. To date, these applications have been adopted across a broad range of industries. Additionally, through the Domo Appstore, users have the option to make their applications available to all Domo users. This application ecosystem generates a powerful network for our platform — as users build, adopt and use additional applications, usage increases within an organization, which enables our platform to deliver even more powerful insights to those users.
Through the power of Domo’s comprehensive cloud-based platform, organizations can finally provide all of their data, to all of their employees, all of the time.
Key Benefits of Our Solution
Domo is more than just a business intelligence, data connection, data warehouse, data transformation or ETL, data discovery, analytics, collaboration, dashboarding, visualization or reporting tool. These tools and technologies are typically provided by separate vendors today. Domo's Business Cloud brings all of them together to help companies leverage their business intelligence across various processes, at scale, in as fast as minutes or seconds.
The Domo platform delivers six core benefits, and from the combination of these six, customers benefit from a seventh; a virtuous cycle of optimization.
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

•
Easy to Adopt. Employees can begin using our platform within minutes, without the need for heavy IT involvement to procure and implement. We offer a free trial, through our website, in addition to traditional inside and field sales models for broad company deployments.

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

•
Continuous Product Innovation. From inception through January 31, 2020, we have invested $464.2 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features. More recently, these investments have allowed us to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. Additionally, we believe that our significant investments in research and development will provide tremendous leverage in our financial model as our business continues to scale.

•
Strong Industry Recognition. Our brand is synonymous with the next generation of cloud-native, mobile-first data solutions. We have attracted and retained top talent in our industry and have become a top choice for organizations looking for better ways to use data to run their businesses. We have received multiple innovation awards and top-ranked recognition for ease-of-use and business value based on customer-based research from organizations such as Dresner Advisory Services, Gartner Research and Ventana Research. In addition, Domo won the Best in Mobile Cloud Solution in the 2019-2020 Cloud Awards and the 2020 DEVIES Award for Best Innovation in IoT. We've also been recognized with workplace and growth awards including the Deloitte Technology Fast 500, Great Places to Work, Utah Business Best Places to Work (eight consecutive years) as well and Glassdoor Best Places to Work 2016. Additionally, our annual conference, Domopalooza, attracts thousands of prospects and users.

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
Growth Strategies
Key components of our growth strategy include:

•
Increasing Our Overall Customer Base. The market for our platform is large and underpenetrated, as any organization of any size and in any industry is a potential customer of Domo. We believe there is substantial opportunity to add additional customers both in the United States and internationally as the need for all employees to access actionable, real-time data continues to drive market adoption of our platform. We are committed to further penetrating international markets such as Japan, Asia Pacific and EMEA.

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

•
Expand the Domo Ecosystem. The ecosystem for our platform includes customer influencers, which share valuable best practices for and serve as proof points for other customers, strategic partners, which efficiently expand our reach, and third-party developers that create customized applications tailored for specific customer use cases. We will continue to invest in establishing and strengthening these relationships to broaden this ecosystem.

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
Our platform provides real-time access to data through a broad and flexible set of connection options, including through more than 1,000 first-class connectors, which we define as read/write, API and standards-based connectors that are available in the Domo Appstore, as well as a library of very flexible universal connectors. We also provide users an intuitive web-based toolkit, Connector Dev Studio, which allows users to build their own connectors.
Our platform allows organizations to integrate directly with almost any source of data required to answer key business questions. Whether the necessary data is located in other third-party systems, on-premise data stores, or even local machines, Domo provides easy access across all platforms with no coding necessary in most cases.  Since Domo has built and maintains a large library of connectors, organizations no longer need to directly deal with the confusing and constantly changing ecosystem.  Typically, all that is necessary are the security credentials required to access the data.  Additionally, the cloud-based nature of Domo means that not only is it simple for an organization to import data, but such data will also be continually imported and updated creating a “living,” real-time dataset with no hardware investment by the customer. For organizations with on-premises data solutions, or bespoke or legacy applications, we have developed Workbench, our secure data acquisition tool designed to easily and securely connect on-premises data to our platform. We thereby enable organizations to connect to real-time proprietary data sources regardless of where those data sources sit within the organization. QuickStart Apps help users load relevant data into a usable format with the click of a button. With a growing library of popular data sources that draw from years of role and industry experience, Domo guides users on what KPIs they should be measuring from the day they connect.
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

Data Management, Governance, Security and Access Control
Domo's Business Cloud is designed to meet the enterprise security, compliance and privacy requirements of our customers, particularly in highly regulated industries, such as financial services, government, health care, pharmaceuticals, energy and technology.
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
Customers
As of January 31, 2020, we had over 1,800 customers. We have customers in a wide variety of industries, geographies, with 75% of our revenue for the year ended January 31, 2020 derived from customers in the United States, and sizes, ranging from small organizations to large enterprises. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2018, 2019 and 2020, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
Sales and Marketing
We offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities as well as the number of users. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access to critical data. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2020, 55% of our customers were under multi-year contracts, compared to 42% and 32% of customers as of January 31, 2019 and 2018, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance, but have recently seen an increase in semi-annual and quarterly billing terms. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021.
We primarily generate sales through our direct sales team, which includes both inside sales and field sales personnel. We also make it easy for users and organizations to sign up for free trials on our website, which can be converted to paid subscriptions by the user.
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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing coronavirus outbreak, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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

•
business analytics software companies, such as Tableau Software, Inc. (recently acquired by salesforce.com, inc.), Qlik Technologies, Looker Data Sciences, Inc. (recently acquired by Alphabet, Inc.), Sisense, Inc., and Tibco Software, Inc.; and

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
Current and future competitors may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of customers. These relationships may limit our ability to sell or certify our platform through specific distributors, technology providers, database companies and distribution channels and allow competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against competitors, our business, operating results and financial condition would be harmed.
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America, Western Europe, Canada and Australia. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2020, we used Amazon Web Services, or AWS, data center facilities located in Western Europe, North America and Australia. We committed to spend an aggregate of $60.0 million between January 2020 and December 2024 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data and partner with a third-party provider to maintain Company owned physical servers at an Equinix data center in the United States.
We and our third-party data center providers maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. We and our third-party data center providers strictly regulate and limit all access to on-demand servers and networks at our production and remote backup facilities.
We apply a wide variety of strategies to achieve better than 99.9% systems availability for our subscription services, excluding scheduled maintenance. Our systems are continually monitored for any signs of problems, and we strive to take preemptive action when necessary. Our data center facilities and the third-party data centers employ advanced measures designed to ensure physical integrity, including redundant power and cooling systems, and advanced fire and flood prevention.

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
Research and development expenses were $78.3 million, $75.7 million and $69.2 million for the fiscal years ended January 31, 2018, 2019 and 2020, respectively.
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
As of January 31, 2020, we owned 111 issued U.S. patents and 11 pending U.S. patent applications. We also owned five patents in the People's Republic of China, one patent in Australia, one patent in Canada and one patent in Japan. The issued U.S. patents that we own are expected to expire between September 2020 and September 2035. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.
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
Regulatory Matters
Data privacy, information security and data protection with respect to the collection, storage, and other processing of personal data continue to be focuses of worldwide legislation and regulation. We are subject to data privacy, data protection and information security regulation by data protection authorities in the United States (including the states in which we conduct our business) and in other countries where we conduct our business. These regulations include laws requiring holders of personal data to maintain safeguards and to take certain actions in response to a data breach. In the European Union, the General Data Protection Regulation, requires comprehensive information privacy and security protections for natural persons with respect to personal data collected about them. We post on our website a privacy policy concerning the processing, use and disclosure of personal data, and certify adherence to and compliance with the U.S. Department of Commerce’s Privacy Shield Principles and the E.U.-U.S. and Swiss-U.S. Privacy Shield Frameworks. Our publication of our Privacy Shield certification, our privacy policy, and other statements we publish regarding privacy, data protection and information security may subject us to potential governmental action if they are found to be deceptive or misrepresentative of our practices or in violation of applicable privacy law. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission, that impose additional restrictions on our handling of personal data.
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
Data Security
Domo is designed to meet enterprise security, compliance and privacy requirements of our customers, particularly in highly regulated industries, such as financial services, health care, pharmaceuticals, energy and technology. Our architecture is designed to allow customers to maintain control of their data through various means including: multiple logical and physical security layers; least privilege and separation of duties access model; threat assessments of each new feature; transport layer encryption and encryption at rest that allows customers to manage their own encryption keys using Domo’s Bring Your Own Key, or BYOK; and extensive logging and monitoring of network, system and application events.
We voluntarily engage independent third-party security auditors to test our systems and controls at least annually against several widely recognized security standards and regulations.
We have completed a SOC 1 and SOC 2 + HITRUST Common Security Framework, or CSF, examination. Service Organization Controls, or SOC, are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We have also been certified as compliant with ISO 27001 and ISO 27018 standards. The ISO 27001 security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. This standard addresses confidentiality, access control, vulnerability and risk assessment. ISO 27018 establishes commonly accepted control objectives, controls and guidelines for implementing measures to protect personally identifiable information in accordance with the privacy principles in ISO/IEC 29100 for a cloud computing environment. Furthermore, we have completed our annual third party validation of HIPAA Security and Privacy Risk Analysis.  We sign business associate agreements with our customers who require them in support of compliance with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH.
We have also completed our annual audits to evaluate our compliance with GDPR and CCPA requirements. Our datacenter facilities and services providers also regularly undergo ISO 27001 or SOC 1 or SOC 2 audits and numerous other audits to verify their security practices.
We complete the two industry-leading information security questionnaires. This includes the Shared Assessments Standardized Information Gathering, or SIG, questionnaire, as well as the Cloud Security Alliance Consensus Assessments Initiative Questionnaire, or CSA CAIQ. The SIG is composed of approximately 1,400 security questions spanning 17 domains. The CSA CAIQ is a set of security questions focused on cloud security controls, and it is mapped to numerous industry programs and standards including ISO 27001, NIST SP 800-53, and COBIT, amongst others. Both of these information security industry questionnaires assist organizations in evaluating a cloud provider's operations and processes.
Employees
As of January 31, 2020, we had 802 employees, of which 657 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
Corporate Information
We were originally incorporated in Delaware in September 2010 under the corporate name "Shacho, Inc." We changed our name to "Domo, Inc."in December 2011. Our principal executive offices are located at 772 East Utah Valley Drive, American Fork, UT 84003, and our telephone number is (801) 899-1000. Our website address is www.domo.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission, or SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at ir.domo.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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
Risks Related to Our Business and Industry
The ongoing outbreak of coronavirus around the world could adversely impact our business and operating results.
A novel strain of coronavirus, COVID-19, emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
We cannot predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. In geographies in which we or our customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing coronavirus outbreak, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns, including those caused by the ongoing COVID-19 outbreak (as discussed above), could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
For example, the rapid spread of coronavirus globally in early 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. Any prolonged contractions in the industries in which our customers or partners operate could materially and adversely impact our business, results of operations and financial condition.
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
We incurred net losses of $176.6 million, $154.3 million and $125.7 million for the years ended January 31, 2018, 2019 and 2020, respectively, and had an accumulated deficit of $1,037.7 million at January 31, 2020. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•	sales and marketing, including any expansion of our direct sales organization, which will require time before these investments generate sales results;

•	technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;

•	data center costs as customers increase the amount of data that is available to our platform and the number of users on our platform;

•	other software development, including enhancements and modifications related to our platform;

•	international expansion in an effort to increase our customer base and sales;

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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 31% in the fiscal year ended January 31, 2019 compared to the prior year; however, revenue grew only 22% in the year ended January 31, 2020 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
We intend to continue to grow our business. If we cannot adequately train new employees, including our direct sales force, or if new employees are not as productive as quickly as we would like, sales may decrease or customers may lose confidence in the knowledge and capability of our employees. In addition, we may make direct investments in our international business. We must successfully manage growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,037.7 million as of January 31, 2020. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $148.7 million, $131.4 million and $80.2 million for the years ended January 31, 2018, 2019 and 2020, respectively.  As of January 31, 2020, we had cash and cash equivalents of $80.8 million, short-term investments of $18.0 million and no amounts available to draw under our credit facility.
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

•	business analytics software companies, such as Tableau Software, Inc., Qlik Technologies, Looker Data Sciences, Inc., Sisense, Inc., and Tibco Software, Inc.; and

•	SaaS-based products or cloud-based analytics providers such as salesforce.com, inc. and Infor, Inc.
We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced. For example, salesforce.com, inc. acquired Tableau Software, Inc. in August 2019 and Alphabet Inc. acquired Looker Data Sciences, Inc. in February 2020.
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
To increase our revenue, we must add new customers. Demand for our platform is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and release of new applications and features, technological change, growth or contraction in our addressable market, and accessibility across mobile devices, operating systems, and applications, and macroeconomic changes, including the impact of the COVID-19 outbreak, on the demand for technology solutions like ours. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of the COVID-19 outbreak. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
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

•
general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate, including the impacts of the ongoing COVID-19 outbreak around the world.

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
Adherence to our financial plan in part depends on managing the mix of customers, the rate at which customers add users within their organizations, the number of use cases they employ, and the timing and amount of upsells, all of which affect annual contract value. Our financial performance and the predictability of our quarterly financial results may be harmed by failures to secure the higher value enterprise agreements in a timely manner or at all, or changes in the volume of transactions overall, compared to our forecasts, and depends in large part on the successful execution of our direct sales team. The predictability of billings may be adversely impacted by fluctuations in the proportion of contracts that are not billed annually in advance.
Additionally, our quarterly sales cycles are generally more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizeable transactions, which will harm forecasting accuracy and adversely impact billings and new customer acquisition and renewal metrics for the quarter in which they are forecasted to close.
If we fail to effectively develop and expand our sales and marketing capabilities, our ability to increase our customer base and increase acceptance of our platform could be harmed.
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. We will continue to dedicate significant resources to sales and marketing programs. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and sales leadership. We have recently experienced turnover in our senior sales leadership which may adversely affect our operating results and prospects. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as we would like, changes in sales leadership could adversely affect our existing sales personnel, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations issued by the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation and enforcement remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Numerous or stringent state privacy laws could increase our potential liability and adversely affect our business.
In addition, several foreign countries and governmental bodies, including the European Union, or E.U., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching new regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR became effective and substantially replaced the data protection laws of the individual European Union member states. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The Privacy Shield program is subject to annual review and may be challenged, suspended or invalidated. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. have been subject to legal challenges in the E.U. It is possible that the EU-U.S. Privacy Shield Framework or Model Clauses may be invalidated or modified as a result of these legal challenges or in connection with the annual review of the EU-U.S. Privacy Shield framework. Additionally, it is possible that the Privacy Shield program may be updated by the European Commission and Department of Commerce to take into account the GDPR. Any of these developments could result in us, and many other companies, needing to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period scheduled to end on December 31, 2020. The United Kingdom’s departure from the E.U. and ongoing negotiations related to the United Kingdom’s future trade and other relationships with the E.U. have created uncertainty with regard to the future regulation of data protection in the United Kingdom. The United Kingdom has enacted a Data Protection Bill Act that substantially implements the GDPR. Uncertainty remains, however, regarding how matters such as cross-border data transfers involving the United Kingdom will be handled in the medium to long term. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed.
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
We are currently subject to securities class-action litigation and may be subject to similar or other litigation in the future, all of which will require significant management attention, could result in significant legal expenses and may result in unfavorable outcomes, all or any of which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.
We are, and may in the future become, subject to litigation or claims arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. For example, we currently have securities class-action complaints pending against us and certain of our current and former directors and officers, asserting violations of federal securities laws and seeking unspecified damages. We believe these lawsuits are without merit and intend to defend these cases vigorously. For more information about these complaints, see Part I, Item 3 (Legal Proceedings) of this report.
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
Our operations involve the storage and transmission of our customers’ sensitive and proprietary information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 outbreak, our employees are temporarily working remotely, which may pose additional data security risks. If any unauthorized access to or security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering or otherwise, such an event or perceived event could result in the loss of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing coronavirus outbreak, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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
Our operations depend, in part, on our ability to protect our facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at our facilities, the occurrence of a natural disaster, epidemic or pandemic (such as the COVID-19 outbreak), an act of terrorism, vandalism or sabotage, spikes in usage volume or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 82%, 77% and 75% of our total revenue for the years ended January 31, 2018, 2019 and 2020, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2020, we had 111 issued U.S. patents covering our technology and 11 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Further, the recently enacted Tax Cuts and Jobs Act has brought about a wide variety of changes to the U.S. tax system, particularly at the corporate level. The new tax law included changes to the U.S. corporate tax system that reduced U.S. corporate tax rates, changed how U.S. multinational corporations, like us, are taxed on international earnings and eliminated in whole or in part the deduction for net interest expense. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of existing temporary differences, which are primarily comprised of net operating loss carryforwards. Since we have recorded a full valuation allowance against our deferred tax assets, these changes have not had a material impact on our consolidated financial statements, but we will continue to examine the impact that this tax reform legislation may have on our business. The impact of the new legislation will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.
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
 As of January 31, 2020, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $914.8 million and $1,141.0 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2028 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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

•	changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;

•	the size of our public float;

•	price and volume fluctuations in the trading of our Class B common stock and in the overall stock market, including as a result of trends in the economy as a whole or in the technology industry;

•	the impact of the coronavirus outbreak, including on the global economy, our results of operations, enterprise software spending and business continuity;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including those relating to data privacy and data security;

•	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues or otherwise;

•	actual or perceived data breach or data loss, misuse or perceived misuse of our platform;

•	changes in our board of directors or management;

•	short sales, hedging and other derivative transactions involving our Class B common stock;

•	sales of large blocks of our common stock including sales by our executive officers, directors and significant stockholders; and

•	other events or factors, including changes in general economic, industry and market conditions and trends, as well as any natural disasters that may affect our operations.
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
As of January 31, 2020, 24,985,698 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,687,606 and 128,333 were exercisable as of January 31, 2020, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2020, for example, approximately 447,187 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 50%, of our Class A and Class B common stock as of January 31, 2020 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of January 31, 2020, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 163,131 shares of Class B common stock. Collectively, these shares represent approximately 84% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. On December 19, 2018, the Delaware Court of Chancery issued a decision in Sciabacucchi v. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as our federal forum provision are not valid under Delaware law. Following this decision, on January 7, 2019, we issued a Current Report on Form 8-K stating that we did not intend to enforce the federal forum provision unless the Sciabacucchi decision was appealed and the Delaware Supreme Court reversed the decision. On March 18, 2020, the Delaware Supreme Court issued its decision in Salzburg et al. v. Sciabacucchi, No. 346, 2019 (Del.), which reversed the Delaware Court of Chancery's decision. The Delaware Supreme Court found that provisions such as our federal forum provision are facially valid under Delaware law. In light of this decision finally resolving the facial validity of such provisions, we intend to enforce the federal forum provision in our amended and restated bylaws.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. We expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an "emerging growth company," and we would expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is located in American Fork, Utah. Our current facility has approximately 122,000 square feet under a lease that expires in April 2022. We also lease space in various locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel.
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
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is also without merit and intends to defend the case vigorously. In January 2020, the defendants filed a motion to stay the Volonte action in favor of the Patton action. The motion has been fully briefed and is set for hearing on April 23, 2020.
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
Holders of Record
As of January 31, 2020, there was one holder of record of our Class A common stock and 174 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2020.
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
The graph set forth below compares the cumulative total return to stockholders on our Class B common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Index between June 29, 2018 (the date our Class B common stock commenced trading) through January 31, 2020. All values assume a $100 initial investment at market close on June 29, 2018. The initial public offering price of our Class B common stock, which had a closing stock price of $27.30 on June 29, 2018, was $21.00 per share. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class B common stock.

Comparison of Cumulative Total Return

$160
$140
$120
$100
$80
$60
$40
2018-Jun
2018-Jul
2018-Oct
2019-Jan
2019-Apr
2019-Jul
2019-Oct
2020-Jan
Domo, Inc.
S&P 500
S&P 500 Information Technology

Company/Index	Jun 29, 2018 (1)	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019	Apr 30, 2019	Jul 31, 2019	Oct 31, 2019	Jan 31, 2020
Domo, Inc.	$100	$61	$59	$99	$140	$102	$59	$89
S&P 500	100	104	100	99	110	112	115	122
S&P 500 Information Technology	100	102	100	95	115	118	123	141
(1) Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On June 28, 2018, the SEC declared effective our registration statement on Form S-1 (No. 333-225348) for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus, dated June 28, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, relating to our initial public offering. Pending the uses described in the final prospectus, we have invested the net proceeds in capital-preservation investments, including short-term interest-bearing investment-grade securities, certificates of deposit and U.S. government backed securities, consistent with our board-approved investment policy.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2018, 2019 and 2020 and the consolidated balance sheet data as of January 31, 2019 and 2020 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2017 and the consolidated balance sheet data as of January 31, 2017 and 2018 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data

	Year Ended January 31,
	2017	2018	2019	2020
		(in thousands)
Revenue:
Subscription	$58,664	$87,463	$117,157	$146,837
Professional services and other	15,876	21,061	25,307	26,558
Total revenue	74,540	108,524	142,464	173,395
Cost of revenue:
Subscription(1)	21,486	32,427	32,781	35,366
Professional services and other(1)	11,709	12,492	16,773	20,564
Total cost of revenue	33,195	44,919	49,554	55,930
Gross profit	41,345	63,605	92,910	117,465
Operating expenses:
Sales and marketing(1)	118,935	131,802	131,081	127,567
Research and development(1)	76,164	78,261	75,740	69,224
General and administrative(1)(2)(3)	29,106	29,323	30,176	35,941
Total operating expenses	224,205	239,386	236,997	232,732
Loss from operations	(182,860)	(175,781)	(144,087)	(115,267)
Other income (expense), net(1)	513	(396)	(8,974)	(9,635)
Loss before income taxes	(182,347)	(176,177)	(153,061)	(124,902)
Provision for income taxes	773	385	1,248	754
Net loss	$(183,120)	$(176,562)	$(154,309)	$(125,656)
Net loss per share, basic and diluted	$(124.90)	$(110.70)	$(9.43)	$(4.57)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,466	1,595	16,358	27,520

________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2017	2018	2019	2020
		(in thousands)
Cost of revenue:
Subscription	$46	$48	$219	$507
Professional services and other	45	40	154	404
Sales and marketing	1,930	1,845	7,387	10,770
Research and development	2,206	2,311	6,519	6,339
General and administrative	5,099	5,090	7,492	5,637
Other expense, net	17	36	30	190
Total	$9,343	$9,370	$21,801	$23,847

(2)	Includes amortization of certain intangible assets of $0.3 million, $0.1 million, $0.1 million and $0.1 million for the years ended January 31, 2017, 2018, 2019 and 2020, respectively.

(3)	Includes reversals of contingent tax-related accruals of $3.5 million and $1.3 million for the years ended January 31, 2019 and 2020, respectively.

Consolidated Balance Sheet Data

	As of January 31,
	2017	2018	2019	2020
		(in thousands)
Cash and cash equivalents	$68,984	$61,972	$176,973	$80,843
Short-term investments	—	—	—	17,967
Working capital	5,762	(15,000)	107,047	18,201
Total assets	137,922	155,355	292,632	216,738
Deferred revenue, current and non-current	49,936	70,956	93,902	109,744
Long-term debt	—	46,332	97,245	101,074
Convertible preferred stock	594,187	693,158	—	—
Total stockholders' (deficit) equity	(556,196)	(721,964)	44,527	(49,180)

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

•	the anticipated trends, market opportunity, growth rates and challenges in our business and in the business intelligence software market;

•	the efficacy of our sales and marketing efforts;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to and capitalize on rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to develop new product features;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	the effect of general economic and market conditions on our business;

•	the impact of the coronavirus outbreak, including on the global economy, our results of operations, enterprise software spending, and business continuity;

•	our ability to protect our customers' data and proprietary information;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property; and

•	our ability to comply with all governmental laws, regulations and other legal obligations.
Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part I, Item 1A (Risk Factors).
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.

Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then encouraging all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a cloud-based platform that digitally connects everyone at an organization – from the CEO to frontline employees – with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
We offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities as well as users.  Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption.
A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2020, 55% of our customers were under multi-year contracts compared to 42% and 32% of customers as of January 31, 2019 and 2018, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance, but have recently seen an increase in semi-annual and quarterly billing terms. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021.
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
Our platform addresses the diverse and evolving needs of employees. Historically, our sales and marketing efforts have been concentrated on initiatives, including digital marketing, which allowed us to quickly attract a large number of customers and establish our platform in a crowded market. These initial efforts were primarily targeted toward small and medium sized businesses, with smaller average annual contract values, or ACV, and lower renewal rates. Over time, the breadth of our platform's capabilities has attracted an increasing number of enterprise customers, and we have continued to expand our presence within those customers.
From inception through January 31, 2020, we have invested $464.2 million in the development of our platform. As of January 31, 2020, we had 233 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these expenses will decrease as a percentage of revenue over time.
For the years ended January 31, 2018, 2019 and 2020, we had total revenue of $108.5 million, $142.5 million and $173.4 million, respectively, representing year-over-year growth of 31% and 22% for the years ended January 31, 2019 and 2020, respectively. Although revenue and billings contribution from our enterprise customers may vary from period to period, they have been a key driver of revenue growth. For the years ended January 31, 2018, 2019 and 2020, revenue from enterprise customers was $48.4 million, $62.1 million, and $81.9 million, or year-over-year growth of 28% and 32%, respectively. For the years ended January 31, 2018, 2019 and 2020, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 82%, 77% and 75% of our total revenue for the years ended January 31, 2018, 2019 and 2020, respectively.
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

We have incurred significant net losses since our inception, including net losses of $176.6 million, $154.3 million and $125.7 million for the years ended January 31, 2018, 2019 and 2020, respectively, and had an accumulated deficit of $1,037.7 million at January 31, 2020. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Recent Developments
A novel strain of coronavirus, COVID-19, emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
We cannot predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
We have adopted several measures in response to the COVID-19 outbreak, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with anticipated declines in billings and cash collections from customers, shifting certain of our customer events, such as Domopalooza, to online-only webcasts and restricting non-critical business travel by our employees. Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 outbreak, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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
As of January 31, 2020, we had over 1,800 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the years ended January 31, 2018, 2019 and 2020, our enterprise customers accounted for 46%, 45% and 47% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
Our subscription net revenue retention rate compares the subscription revenue in a given period from the cohort of customers that generated subscription revenue at the beginning of the same period in the prior fiscal year. The subscription net revenue retention rate is the quotient obtained by dividing the subscription revenue generated from that cohort in a period, by the subscription revenue generated from that same cohort in the corresponding prior year period.
The following table sets forth our subscription net revenue retention rate for each of the eight quarters in the period ended January 31, 2020:

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020
All Customers	105%	105%	106%	103%	104%	101%	106%	105%
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including focusing our sales and marketing activities towards enterprise customers, we expect that our customer retention rate will increase over the long term; however, in fiscal 2021 we anticipate our customer retention will be negatively impacted by the current COVID-19 pandemic. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
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
We manage our pipeline by sales representative to ensure sufficient coverage of our sales targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business. We have shifted marketing spending from broad-based initiatives to targeted account-based marketing campaigns and user events that we believe will result in contracts with larger companies which we expect will result in more upsell ACV potential.
Sales and marketing expense as a percentage of total revenue has improved from 121% and 92% for the years ended January 31, 2018 and 2019, respectively, to 74% for the year ended January 31, 2020.
Leverage Research and Development Investments for Future Growth
We plan to continue to make investments in areas of our business to continue to expand our platform functionality. This may include investing in machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. These investments may also include extending the functionality and effectiveness of our platform through improvements to the Domo Appstore and developer toolkits, which enable customers and partners to quickly build and deploy custom applications. The amount of new investments required to achieve our plans is expected to decrease as a percentage of revenue compared to historical years.
Research and development expense as a percentage of revenue has improved from 72% and 53% for the years ended January 31, 2018 and 2019, respectively, to 40% for the year ended January 31, 2020.

Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform, but have recently seen an increase in semi-annual and quarterly billing terms. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the years ended January 31, 2018, 2019 and 2020:

	Year Ended January 31,
	2018	2019	2020
Billings (in thousands)	$129,544	$165,410	$189,237
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
Subscription revenue is a function of the number of customers, platform tier, and number of users at each customer, and the price per user. Subscription revenue is recognized ratably over the related contractual term beginning on the date the platform is made available to the customer. Our new business subscriptions typically have a term of one to three years, and we generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.
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
Other Expense, Net
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2018	2019	2020
		(in thousands)
Revenue:
Subscription	$87,463	$117,157	$146,837
Professional services and other	21,061	25,307	26,558
Total revenue	108,524	142,464	173,395
Cost of revenue:
Subscription(1)	32,427	32,781	35,366
Professional services and other(1)	12,492	16,773	20,564
Total cost of revenue	44,919	49,554	55,930
Gross profit	63,605	92,910	117,465
Operating expenses:
Sales and marketing(1)	131,802	131,081	127,567
Research and development(1)	78,261	75,740	69,224
General and administrative(1)(2)(3)	29,323	30,176	35,941
Total operating expenses	239,386	236,997	232,732
Loss from operations	(175,781)	(144,087)	(115,267)
Other expense, net(1)	(396)	(8,974)	(9,635)
Loss before income taxes	(176,177)	(153,061)	(124,902)
Provision for income taxes	385	1,248	754
Net loss	$(176,562)	$(154,309)	$(125,656)
________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2018	2019	2020
		(in thousands)
Cost of revenue:
Subscription	$48	$219	$507
Professional services and other	40	154	404
Sales and marketing	1,845	7,387	10,770
Research and development	2,311	6,519	6,339
General and administrative	5,090	7,492	5,637
Other expense, net	36	30	190
Total	$9,370	$21,801	$23,847

(2)	Includes amortization of certain intangible assets of $0.1 million, $0.1 million and $0.1 million for the years ended January 31, 2018, 2019 and 2020, respectively.

(3)	Includes reversals of contingent tax-related accruals of $3.5 million and $1.3 million for the years ended January 31, 2019 and 2020, respectively.

	Year Ended January 31,
	2018	2019	2020
Revenue:
Subscription	81%	82%	85%
Professional services and other	19	18	15
Total revenue	100	100	100
Cost of revenue:
Subscription	30	23	20
Professional services and other	12	12	12
Total cost of revenue	42	35	32
Gross margin	58	65	68
Operating expenses:
Sales and marketing	121	92	74
Research and development	72	53	40
General and administrative	27	21	20
Total operating expenses	220	166	134
Loss from operations	(162)	(101)	(66)
Other expense, net	—	(6)	(6)
Loss before income taxes	(162)	(107)	(72)
Provision for income taxes	—	1	—
Net loss	(162)%	(108)%	(72)%
Discussion of the Years Ended January 31, 2019 and 2020
Revenue

	Year Ended January 31,
	2019	2020	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$117,157	$146,837	$29,680	25%
Professional services and other	25,307	26,558	1,251	5
Total revenue	$142,464	$173,395	$30,931	22
Percentage of revenue:
Subscription	82%	85%
Professional services and other	18	15
Total	100%	100%
Total revenue was $173.4 million for the year ended January 31, 2020, compared to $142.5 million for the year ended January 31, 2019, an increase of $30.9 million, or 22%. Subscription revenue was $146.8 million, or 85% of total revenue, for the year ended January 31, 2020, compared to $117.2 million, or 82% of total revenue, for the year ended January 31, 2019. The increase in subscription revenue was primarily due to a $23.7 million increase from new customers and a $6.0 million net increase from existing customers. Our customer count increased 5% from January 31, 2019 to January 31, 2020. We anticipate that as we continue to close new business and retain our customers that subscription revenue will continue to increase as a percent of total revenue.
Professional services and other revenue was $26.6 million, or 15% of total revenue, for the year ended January 31, 2020, compared to $25.3 million, or 18% of total revenue, for the year ended January 31, 2019. This increase is due to a higher volume of implementation and training services provided to our customers.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2019	2020	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$32,781	$35,366	$2,585	8%
Professional services and other	16,773	20,564	3,791	23
Total cost of revenue	$49,554	$55,930	$6,376	13
Gross profit	$92,910	$117,465	$24,555	26
Gross margin:
Subscription	72%	76%
Professional services and other	34	23
Total gross margin	65	68
Cost of subscription revenue was $35.4 million for the year ended January 31, 2020, compared to $32.8 million for the year ended January 31, 2019, an increase of $2.6 million, or 8%. The increase in cost of subscription revenue was due to an increase in costs related to third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $20.6 million for the year ended January 31, 2020, compared to $16.8 million for the year ended January 31, 2019. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training and employee-related costs.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements due to more proactive management and optimization of our third-party hosting services. We expect subscription gross margin to improve as we continue to effectively manage our data center operations and third-party hosting services.
Services gross margin declined due to heavier use of third-party consultants to perform services for our customers. In addition, rates for these consultants have increased from the prior year. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects.
Operating Expenses

	Year Ended January 31,
	2019	2020	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$131,081	$127,567	$(3,514)	(3)%
Research and development	75,740	69,224	(6,516)	(9)
General and administrative	30,176	35,941	5,765	19
Total operating expenses	$236,997	$232,732	$(4,265)	(2)
Percentage of revenue:
Sales and marketing	92%	74%
Research and development	53	40
General and administrative	21	20

Sales and marketing expenses were $127.6 million for the year ended January 31, 2020, compared to $131.1 million for the year ended January 31, 2019, a decrease of $3.5 million, or 3%. The change was primarily due to a $12.1 million decrease in marketing programs and event costs. This decrease was partially offset by an increase of $10.3 million in employee-related costs primarily due to higher sales headcount and salary increases and $3.4 million of stock-based compensation. Contract labor decreased by $2.1 million due to heavier usage of marketing consultants in the prior year.
Sales and marketing expense as a percentage of total revenue decreased from 92% in the year ended January 31, 2019 to 74% in the year ended January 31, 2020. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term.
Research and development expenses were $69.2 million for the year ended January 31, 2020, compared to $75.7 million for the year ended January 31, 2019, a decrease of $6.5 million, or 9%. Employee-related costs and allocated overhead decreased by a combined $5.1 million due to lower headcount. Software subscription decreased by $1.0 million due to decreased usage of several software vendors. Contract labor decreased by $0.3 million due to decreased usage of development contractors.
Research and development expense as a percentage of revenue decreased from 53% in the year ended January 31, 2019 to 40% in the year ended January 31, 2020. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage previous investments in our research and development organization.
General and administrative expenses were $35.9 million for the year ended January 31, 2020, compared to $30.2 million for the year ended January 31, 2019, an increase of $5.8 million, or 19%. The change was primarily due to an increase in employee-related costs and allocated overhead of $2.2 million and an increase in professional and legal fees of $1.4 million, both of which are related to additional costs associated with operating as a public company. Contract labor increased by $0.8 million due to heavier usage of third-party administrative services. Other increases included $0.7 million in costs associated with insurance premiums and a combined $0.4 million in software subscription costs, and education and training.
General and administrative expenses as a percent of revenue decreased from 21% in the year ended January 31, 2019 to 20% in the year ended January 31, 2020. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, compliance, insurance, and investor relations.
Other Expense, Net

	Year Ended January 31,
	2019	2020	$ Change	% Change
		(in thousands)
Other expense, net	$(8,974)	$(9,635)	$(661)	7%
Other expense, net increased $0.7 million. This increase is primarily due to an increase in interest expense of $1.5 million related to the credit facility, offset by changes in foreign exchange rates, which decreased expense by $0.5 million, and increased interest income of $0.4 million.
Provision for Income Taxes

	Year Ended January 31,
	2019	2020	$ Change	% Change
		(in thousands)
Provision for income taxes	$1,248	$754	$(494)	(40)%
Provision for income taxes decreased $0.5 million due to refunds received during the year ended January 31, 2020. We expect income tax expense to increase in conjunction with growth in our international subsidiaries in the long term.

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

Other Expense, Net

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Other expense, net	$(396)	$(8,974)	$(8,578)	2,166%
Other expense, net increased $8.6 million. This increase is primarily due to an increase in interest expense of $10.0 million related to the credit facility, offset by interest income on IPO proceeds of $2.1 million.
Provision for Income Taxes

	Year Ended January 31,
	2018	2019	$ Change	% Change
		(in thousands)
Provision for income taxes	$385	$1,248	$863	224%
Provision for income taxes increased $0.9 million due to the impact of the Tax Cuts and Jobs Act on the income tax provision for the year ended January 31, 2018 and expanded foreign operations during the year ended January 31, 2019.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2020, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019	2019	2019	2019	2020

				(in thousands)
Revenue:
Subscription	$26,663	$28,166	$30,398	$31,930	$34,391	$34,873	$37,841	$39,732
Professional services and other	5,282	6,101	6,446	7,478	6,407	6,787	6,925	6,439
Total revenue	31,945	34,267	36,844	39,408	40,798	41,660	44,766	46,171
Cost of revenue:
Subscription(1)	8,056	8,265	8,193	8,267	8,035	8,816	9,045	9,470
Professional services and other(1)	3,510	4,253	4,734	4,276	4,769	5,395	5,418	4,982
Total cost of revenue	11,566	12,518	12,927	12,543	12,804	14,211	14,463	14,452
Gross profit	20,379	21,749	23,917	26,865	27,994	27,449	30,303	31,719
Operating expenses:
Sales and marketing(1)	39,656	34,002	28,034	29,389	35,949	29,501	29,784	32,333
Research and development(1)	19,064	20,919	18,803	16,954	17,099	17,046	17,578	17,501
General and administrative(1)(2)	4,644	10,207	7,055	8,270	8,017	9,275	9,590	9,059
Total operating expenses	63,364	65,128	53,892	54,613	61,065	55,822	56,952	58,893
Loss from operations	(42,985)	(43,379)	(29,975)	(27,748)	(33,071)	(28,373)	(26,649)	(27,174)
Other expense, net(1)	(1,919)	(2,898)	(2,371)	(1,786)	(2,325)	(2,482)	(2,368)	(2,460)
Loss before income taxes	(44,904)	(46,277)	(32,346)	(29,534)	(35,396)	(30,855)	(29,017)	(29,634)
Provision for income taxes	603	107	199	339	140	305	84	225
Net loss	$(45,507)	$(46,384)	$(32,545)	$(29,873)	$(35,536)	$(31,160)	$(29,101)	$(29,859)
Net loss per share, basic and diluted	$(27.63)	$(4.41)	$(1.24)	$(1.13)	$(1.32)	$(1.14)	$(1.05)	$(1.06)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,647	10,509	26,338	26,461	26,966	27,418	27,638	28,042
________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019	2019	2019	2019	2020
Cost of revenue:
Subscription	$15	$55	$74	$75	$123	$67	$151	$166
Professional services and other	8	70	34	42	93	60	123	128
Sales and marketing	305	3,744	1,441	1,897	4,008	2,041	2,135	2,586
Research and development	483	2,993	1,630	1,413	2,065	1,294	1,493	1,487
General and administrative	1,265	3,330	1,461	1,436	1,238	1,182	1,533	1,684
Other expense (income), net	17	(26)	14	25	48	47	47	48
Total	$2,093	$10,166	$4,654	$4,888	$7,575	$4,691	$5,482	$6,099

(2)	Includes amortization of certain intangible assets as follows (in thousands):

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019	2019	2019	2019	2020
General and administrative	$20	$20	$20	$20	$20	$20	$20	$20

(3)	Includes reversals of contingent tax-related accruals as follows (in thousands):

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019	2019	2019	2019	2020
General and administrative	$(3,513)	$—	$—	$—	$(1,293)	$—	$—	$—

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019	2019	2019	2019	2020

	(as a percentage of total revenue)
Revenue:
Subscription	83%	82%	83%	81%	84%	84%	85%	86%
Professional services and other	17	18	17	19	16	16	15	14
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	25	24	22	21	20	21	20	21
Professional services and other	11	13	13	11	11	13	12	10
Total cost of revenue	36	37	35	32	31	34	32	31
Gross margin	64	63	65	68	69	66	68	69
Operating expenses:
Sales and marketing	124	99	76	75	88	71	67	70
Research and development	60	61	51	43	42	41	39	38
General and administrative	15	30	19	20	20	22	22	20
Total operating expenses	199	190	146	138	150	134	128	128
Loss from operations	(135)	(127)	(81)	(70)	(81)	(68)	(60)	(59)
Other expense, net	(6)	(8)	(6)	(5)	(6)	(6)	(5)	(5)
Loss before income taxes	(141)	(135)	(87)	(75)	(87)	(74)	(65)	(64)
Provision for income taxes	2	—	1	1	—	1	—	1
Net loss	(143)%	(135)%	(88)%	(76)%	(87)%	(75)%	(65)%	(65)%
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
Quarterly Costs and Expenses Trends
Costs of subscription services remained relatively flat across the first five quarters presented above. For the three months ended July 31, 2019, October 31, 2019, and January 31, 2020, costs of subscription services increased compared to the preceding three month period due to an increase in web hosting costs as a result of increased customer usage. Costs of professional services fluctuated across the quarters presented, primarily due to timing of work completed on large projects. For the three months ended January 31, 2019 and 2020, costs of professional services decreased compared to the preceding three month period primarily due to seasonally low delivery of professional services.
All three categories of operating expenses (sales and marketing, research and development, and general and administrative), for the three months ended July 31, 2018 were higher than usual due to stock-based compensation related to the vesting of certain RSUs with a performance condition, which was deemed probable of being satisfied upon the effectiveness of the registration statement related to our IPO.
Sales and marketing costs fluctuated across the quarters presented, primarily due to the timing of marketing events. These costs were higher than usual during the three months ended April 30, 2018 and 2019 due to increased costs associated with our annual Domopalooza user conference. For the three months ended January 31, 2019 and 2020, sales and marketing costs increased compared to the preceding three month period primarily due to an increase in sales commissions related to seasonally high sales activity.
Research and development costs decreased during the three months ended October 31, 2018 and January 31, 2019 compared to the first two quarters presented due to lower employee-related costs. For the remaining quarters, research and development remained relatively flat.

General and administrative costs were lower than usual during the three months ended April 30, 2018 and 2019 due to reversals of contingent tax-related accruals, and in general have increased since our initial public offering due to higher costs associated with operating as a public company.
Other expense, net fluctuated slightly due to interest rates associated with the credit facility and balances in interest-bearing accounts, but has remained relatively flat in recent quarters.
Our quarterly operating results may fluctuate due to various factors affecting our performance. In addition, we recognize revenue from subscriptions ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not impact changes to our reported revenue until future periods.
Quarterly Billings
The following table sets forth billings for each of the eight quarters in the period ended January 31, 2020.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019	2019	2019	2019	2020
Billings (in thousands)	$33,714	$35,664	$38,791	$57,241	$41,065	$38,794	$44,428	$64,950
Quarterly Billings Trends
The improvement in billings is due to the acquisition of additional customers and sales of larger subscription contracts to existing customers, which are attributable to our continued focus on selling to enterprise customers. The increase in billings during the three months ended January 31, 2019 and 2020 is primarily from seasonality due to the buying patterns of our larger customers and the higher concentration of customers renewing their subscriptions in our fiscal fourth quarter.
Liquidity and Capital Resources
As of January 31, 2020, we had $80.8 million of cash and cash equivalents and $18.0 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. In December 2017, we entered into an $80.0 million credit facility and drew $50.0 million. In April 2018, we amended the credit facility pursuant to which we were able to incur an additional $20.0 million in term loan borrowings, for a total availability of $100.0 million under the amended facility. We drew the remaining $50.0 million during April 2018.
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
We believe our existing cash and cash equivalents, together with our short-term investments, will be sufficient to meet our projected operating requirements for at least the next 12 months.  We may need to raise additional funds to invest in growth opportunities, product development, sales and marketing, and other purposes. Our future capital requirements will depend on many factors, including our growth rate; the level of investments we make in product development, sales and marketing activities, and other investments to support the growth of our business; the continuing market acceptance of our platform; customer retention rates, and may increase materially from those currently planned. We may seek to raise additional funds through equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness likely would have rights that are senior to holders of our equity securities and could contain covenants that restrict operations in the same or similar manner as our credit facility. Any additional equity financing likely would be dilutive to existing stockholders. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all.
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

Credit Facility
The credit facility, as amended, permits us to incur up to $100.0 million in term loan borrowings, all of which had been drawn as of January 31, 2020. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of January 31, 2020, the interest rate was approximately 7.4%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50.0 million in term loan borrowings under the credit facility.
We drew the remaining $50.0 million in term loan borrowing under the amended credit facility in April 2018. The amendment increased the closing fee from $3.6 million to $4.5 million.
In January 2019, we entered into an amendment to this credit facility which extended the maturity date for both outstanding loans to October 1, 2022. The amendment also revised the maximum debt ratio financial covenant and increased the amount of the closing fee from $4.5 million to $7.0 million.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. As amended, the maximum ratio is 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date.
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2019 and January 31, 2020. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Year Ended January 31,
	2018	2019	2020
		(in thousands)
Net cash used in operating activities	$(148,657)	$(131,367)	$(80,219)
Net cash used in investing activities	(7,596)	(7,976)	(23,815)
Net cash provided by financing activities	149,100	254,335	7,984
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
Net cash used in operating activities during the year ended January 31, 2018, consisted of cash outflows of $274.0 million exceeding the $125.3 million of cash collected from customers. Significant components of cash outflows included $146.4 million for personnel costs and $74.5 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash used in operating activities during the year ended January 31, 2019 consisted of cash outflows of $290.6 million exceeding the $159.2 million of cash collected from customers. Significant components of cash outflows included $150.6 million for personnel costs and $74.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional service.

Net cash used in operating activities during the year ended January 31, 2020 consisted of cash outflows of $274.5 million exceeding the $194.3 million of cash collected from customers. Significant components of cash outflows included $148.4 million for personnel costs and $57.7 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the year ended January 31, 2020 consisted primarily of $102.1 million of purchases of short-term investments, offset by $84.8 million from maturities of short-term investments. The remaining amount consisted primarily of $6.0 million of capitalized development costs related to internal-use software and $0.5 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds from our IPO, issuances of convertible preferred stock, proceeds from our credit facility and to a lesser extent, proceeds received from stock option exercises.
Net cash used in financing activities for the year ended January 31, 2018 consisted primarily of $99.1 million of net proceeds from the issuance of convertible preferred stock, $48.9 million of proceeds from our credit facility, net of issuance costs and $1.3 million from proceeds received from stock option exercises.
Net cash provided by financing activities for the year ended January 31, 2019 consisted primarily of $202.6 million of IPO proceeds (net of underwriters' discounts and commissions and offering costs paid during the period), $49.6 million of proceeds from our credit facility, net of issuance costs, and $2.3 million from proceeds received from stock option exercises.
Net cash provided by financing activities for the year ended January 31, 2020 consisted primarily of $7.8 million of proceeds from our employee stock purchase plan and $1.6 million of proceeds received from stock option exercises, offset by $1.4 million used to repurchase shares for tax withholdings on release of restricted stock.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. At January 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
			(in thousands)
Long-term debt(1)	$7,229	$133,705	$—	$—	$140,934
Operating lease obligations(2)	6,926	6,299	2,428	3,780	19,433
Other obligations(3)	15,665	26,821	24,000	—	66,486
Total contractual obligations	$29,820	$166,825	$26,428	$3,780	$226,853
________________

(1)	Includes interest payments of $33.9 million and a closing fee due at maturity of $7.0 million.

(2)	We lease our facilities under long-term operating leases, which expire at various dates through 2027.

(3)
Other obligations are associated with non-cancelable contracts primarily for cloud infrastructure services and software subscriptions. Obligations under contracts that we can cancel without a significant penalty have been excluded.

Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
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
The price of subscriptions is generally fixed at contract inception and therefore, our contracts do not contain a significant amount of variable consideration.
Revenue recognition is determined through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied
Subscription Revenue
Subscription revenue primarily consists of fees paid by customers to access our cloud-based platform, including support services. The majority of our subscription agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as we continually provide access to and fulfill our obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Our contracts are generally non-cancelable.
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
As of January 31, 2020, approximately $218.3 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $134.0 million of this amount during the year ending January 31, 2021, with an additional $54.4 million being recognized during the year ending January 31, 2022, and the balance recognized thereafter. As of January 31, 2020, approximately $14.6 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $11.1 million of which is expected to be recognized during the year ending January 31, 2021, and the balance recognized thereafter.
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
Goodwill is tested for impairment based on reporting units. We periodically reevaluate our business and have determined that it continues to operate in one segment, which is also considered the sole reporting unit. Therefore, goodwill is tested for impairment at the consolidated level.
We review our long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.
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

•
Expected Volatility. Since a public market for our common stock did not exist prior to the IPO and, therefore, we do not have a sufficient trading history of our common stock, expected volatility is estimated based on a weighted average of the volatility of similar publicly held companies and the Company's common stock over a period equivalent to the expected term of the awards.

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
Recent Accounting Pronouncements
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. We expect to adopt this standard as of February 1, 2020 using the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adjustment. Upon adoption, we expect to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. We continue to evaluate which other, if any, practical expedients will be elected.

We are in the final stages of completing our review of historical lease contracts to quantify the expected impact of adoption on our consolidated financial statements. To illustrate the magnitude of this change, the remaining amounts payable under our off-balance sheet operating leases at January 31, 2020 is disclosed in Note 11, "Commitments and Contingencies." Beginning on February 1, 2020, remaining amounts payable under our operating leases, excluding those with terms less than 12 months, will be discounted and recorded as right-of-use assets and lease liabilities on our consolidated balance sheet. We do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of operations or statements of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes our accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. We expect to adopt this standard for the year ending January 31, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We are evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
As of January 31, 2020, we had cash and cash equivalents of $80.8 million and $18.0 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We do not enter into investments for trading of speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. At January 31, 2020, we had total debt outstanding with a carrying amount of $101.1 million, which approximates fair value. A portion of the interest that accrues on outstanding principal of our credit facility is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of January 31, 2020, the interest rate was approximately 7.4%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
A hypothetical 10% change in interest rates after January 31, 2020 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue, operating expenses and related cash flows denominated in currencies other than the U.S. dollar, primarily the Japanese Yen, British Pound Sterling, and the Australian Dollar. Our subscriptions and services contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2019 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Salt Lake City, Utah
April 10, 2020

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$176,973	$80,843
Short-term investments	—	17,967
Accounts receivable, net of allowances of $3,387 and $2,164 as of January 31, 2019 and January 31, 2020, respectively	48,421	47,967
Contract acquisition costs, net	10,425	12,676
Prepaid expenses and other current assets	10,935	12,809
Total current assets	246,754	172,262
Property and equipment, net	12,595	12,816
Contract acquisition costs, noncurrent, net	18,030	17,083
Intangible assets, net	4,415	3,865
Goodwill	9,478	9,478
Other assets	1,360	1,234
Total assets	$292,632	$216,738
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,609	$2,298
Accrued expenses and other current liabilities	48,139	46,473
Deferred revenue	88,959	105,290
Total current liabilities	139,707	154,061
Deferred revenue, noncurrent	4,943	4,454
Other liabilities, noncurrent	6,210	6,329
Long-term debt	97,245	101,074
Total liabilities	248,105	265,918
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2019 and 2020; no shares issued and outstanding as of January 31, 2019 and 2020	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2019 and 2020; 3,264 shares issued and outstanding as of January 31, 2019 and 2020	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2019 and 2020; 23,435 and 24,986 shares issued and outstanding as of January 31, 2019 and 2020, respectively	23	25
Additional paid-in capital	956,145	988,141
Accumulated other comprehensive income	438	389
Accumulated deficit	(912,082)	(1,037,738)
Total stockholders' equity (deficit)	44,527	(49,180)
Total liabilities and stockholders' equity (deficit)	$292,632	$216,738
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2018	2019	2020
Revenue:
Subscription	$87,463	$117,157	$146,837
Professional services and other	21,061	25,307	26,558
Total revenue	108,524	142,464	173,395
Cost of revenue:
Subscription	32,427	32,781	35,366
Professional services and other	12,492	16,773	20,564
Total cost of revenue	44,919	49,554	55,930
Gross profit	63,605	92,910	117,465
Operating expenses:
Sales and marketing	131,802	131,081	127,567
Research and development	78,261	75,740	69,224
General and administrative	29,323	30,176	35,941
Total operating expenses	239,386	236,997	232,732
Loss from operations	(175,781)	(144,087)	(115,267)
Other expense, net	(396)	(8,974)	(9,635)
Loss before income taxes	(176,177)	(153,061)	(124,902)
Provision for income taxes	385	1,248	754
Net loss	$(176,562)	$(154,309)	$(125,656)
Net loss per share, basic and diluted	$(110.70)	$(9.43)	$(4.57)
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,595	16,358	27,520
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2018	2019	2020
Net loss	$(176,562)	$(154,309)	$(125,656)
Foreign currency translation adjustments	176	(68)	(51)
Unrealized gains on securities available for sale	—	—	2
Comprehensive loss	$(176,386)	$(154,377)	$(125,705)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)

					Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2017	13,288,510	$594,187	—	$—	1,531,237	$2	$24,683	$330	$(581,211)	$(556,196)
Issuance of Series D-2 convertible preferred stock, net of issuance costs of $3,529	810,427	98,971	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	111,688	—	1,338	—	—	1,338
Repurchase of Class B common stock	—	—	—	—	(4,277)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	—	—	—	—	9,334	—	—	9,334
Class B common stock warrant	—	—	—	—	—	—	67	—	—	67
Foreign currency translation adjustments	—	—	—	—	—	—	—	176	—	176
Net loss	—	—	—	—	—	—	—	—	(176,562)	(176,562)
Balance as of January 31, 2018	14,098,937	693,158	—	—	1,638,648	2	35,301	506	(757,773)	(721,964)
Initial public offering, net of offering costs of $4,091	—	—	—	—	10,580,000	10	202,526	—	—	202,536
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Vesting of restricted stock units	—	—	—	—	12,625	—	—	—	—	—
Exercise of stock options	—	—	—	—	367,991	—	2,250	—	—	2,250
Stock-based compensation expense	—	—	—	—	—	—	22,291	—	—	22,291
Common stock warrants	—	—	—	—	—	—	633	—	—	633
Other comprehensive loss	—	—	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	—	—	(154,309)	(154,309)
Balance as of January 31, 2019	—	—	3,263,659	3	23,434,542	23	956,145	438	(912,082)	44,527
Vesting of restricted stock units	—	—	—	—	982,591	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(35,446)	—	(1,428)	—	—	(1,428)
Issuance of common stock under employee stock purchase plan	—	—	—	—	506,278	2	7,810	—	—	7,812
Exercise of stock options	—	—	—	—	94,603	—	1,600	—	—	1,600
Stock-based compensation expense	—	—	—	—	—	—	24,014	—	—	24,014
Exercise of common stock warrants	—	—	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(125,656)	(125,656)
Balance as of January 31, 2020	—	$—	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2018	2019	2020
Cash flows from operating activities
Net loss	$(176,562)	$(154,309)	$(125,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,131	8,787	6,917
Amortization of contract acquisition costs	9,014	8,168	11,777
Stock-based compensation expense	9,370	21,801	23,847
Other, net	174	(1,276)	1,959
Change in operating assets and liabilities:
Accounts receivable, net	(13,186)	(12,937)	454
Contract acquisition costs	(17,160)	(15,677)	(13,178)
Prepaid expenses and other	(1,610)	(4,824)	(1,739)
Accounts payable	3,250	(8,651)	(292)
Accrued expenses and other liabilities	8,902	4,605	(150)
Deferred revenue	21,020	22,946	15,842
Net cash used in operating activities	(148,657)	(131,367)	(80,219)
Cash flows from investing activities
Purchases of property and equipment	(7,281)	(6,373)	(6,466)
Purchases of securities available for sale	—	—	(102,084)
Proceeds from maturities of securities available for sale	—	—	84,800
Purchases of intangible assets	(315)	(1,603)	(65)
Net cash used in investing activities	(7,596)	(7,976)	(23,815)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	206,627	—
Payments of costs related to initial public offering	(38)	(4,053)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,058	(87)	—
Proceeds from shares issued in connection with employee stock purchase plan	—	—	7,812
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(1,428)
Debt proceeds, net of issuance costs	48,900	49,642	—
Proceeds from exercise of stock options	1,338	2,250	1,600
Repurchases of common stock	(121)	—	—
Principal payments on capital lease obligations	(37)	(44)	—
Net cash provided by financing activities	149,100	254,335	7,984
Effect of exchange rate changes on cash and cash equivalents	141	9	(80)
Net (decrease) increase in cash and cash equivalents	(7,012)	115,001	(96,130)
Cash and cash equivalents at beginning of period	68,984	61,972	176,973
Cash and cash equivalents at end of period	$61,972	$176,973	$80,843
Supplemental disclosures of cash flow information
Cash paid for income taxes	$499	$822	$365
Cash paid for interest	$314	$6,903	$9,083
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$—	$528	$480
Debt issuance costs in accounts payable, accrued liabilities and other liabilities, noncurrent	$2,726	$1,993	$—
Deferred initial public offering costs in accounts payable and accrued liabilities	$1,675	$—	$—
Issuance of warrants in connection with credit facility	$257	$673	$—
Convertible preferred stock issuance costs in accounts payable and accrued liabilities	$87	$—	$—
Conversion of convertible preferred stock to common stock	$—	$693,158	$—
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and the consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2019 and January 31, 2020.
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
Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2018, 2019 and 2020 were as follows (in thousands):

Balance as of January 31, 2017	$1,580
Additions	5,003
Write-offs	(3,664)
Balance as of January 31, 2018	2,919
Additions	5,033
Write-offs	(4,565)
Balance as of January 31, 2019	3,387
Additions	5,508
Write-offs	(6,731)
Balance as of January 31, 2020	$2,164

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
Amortization expense related to contract acquisition costs was $9.0 million, $8.2 million and $11.8 million for the years ended January 31, 2018, 2019 and 2020, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Subscription Revenue
Subscription revenue primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services. The majority of the Company's subscription agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company's contracts are generally non-cancelable.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $26.4 million, $13.7 million and $8.3 million for the years ended January 31, 2018, 2019 and 2020, respectively.
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
Stock-Based Compensation
The Company has granted stock-based awards, consisting of stock options and restricted stock units, to its employees, certain consultants and certain members of its board of directors. The Company records stock-based compensation based on the grant date fair value of the awards, which include stock options and restricted stock units, and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, the Company recognizes expense using the accelerated attribution method if it is probable the performance conditions will be met. The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model.
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

•
Expected Volatility. Since a public market for the Company's common stock did not exist prior to the IPO and, therefore, the Company does not have sufficient trading history of its common stock, expected volatility is estimated based on a weighted average of the volatility of similar publicly held companies and the Company's common stock over a period equivalent to the expected term of the awards.

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
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash denominated in currencies other than the United States dollar represented 3% and 9% of total cash, cash equivalents and short-term investments as of January 31, 2019 and January 31, 2020, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company invests its excess cash in money market funds and in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the years ended January 31, 2018, 2019 and 2020 or more than 10% of accounts receivable as of January 31, 2019 and January 31, 2020.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company expects to adopt this standard as of February 1, 2020 using the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adoption. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. The Company continues to evaluate which other, if any, practical expedients will be elected.
The Company is in the final stages of completing its review of historical lease contracts to quantify the expected impact of adoption on its consolidated financial statements. To illustrate the magnitude of this change, the remaining amounts payable under the Company's off-balance sheet operating leases at January 31, 2020 is disclosed in Note 11, "Commitments and Contingencies." Beginning on February 1, 2020, the remaining amounts payable under the Company's operating leases, excluding those with terms less than 12 months, will be discounted and recorded as right-of-use assets and lease liabilities on its consolidated balance sheet. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated statements of operations or statements of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company's accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. The Company expects to adopt this standard for the year ending January 31, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2019 and January 31, 2020 were as follows (in thousands):

	January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$5,975	$—	$—	$5,975
Cash equivalents:
Money market funds	170,998	—	—	170,998
Total cash and cash equivalents	$176,973	$—	$—	$176,973

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$10,375	$—	$—	$10,375
Cash equivalents:
Money market funds	45,654	—	—	45,654
Certificates of deposit	15,021	—	—	15,021
Reverse repurchase agreements	4,200	—	—	4,200
Commercial paper	4,093	—	—	4,093
Corporate debt securities	1,500	—	—	1,500
Total cash and cash equivalents	$80,843	$—	$—	$80,843
Short-term investments:
Commercial paper	$10,567	$—	$—	$10,567
U.S. treasury securities	4,999	1	—	5,000
Asset-backed securities	2,399	1	—	2,400
Total short-term investments	17,965	2	—	17,967
Total cash, cash equivalents and short-term investments	$98,808	$2	$—	$98,810
All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of January 31, 2020. The Company had no short-term investments as of January 31, 2019.
There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended months ended January 31, 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of January 31, 2020.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
4. Fair Value Measurements (Continued)

The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2019 and January 31, 2020 by level within the fair value hierarchy (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,998	$—	$—	$170,998

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,654	$—	$—	$45,654
Certificates of deposit	—	15,021	—	15,021
Reverse repurchase agreements	—	4,200	—	4,200
Commercial paper	—	4,093	—	4,093
Corporate debt securities	—	1,500	—	1,500
Total cash equivalents	$45,654	$24,814	$—	$70,468
Short-term investments:
Commercial paper	$—	$10,567	$—	$10,567
U.S. treasury securities	5,000	—	—	5,000
Asset-backed securities	—	2,400	—	2,400
Total short-term investments	5,000	12,967	—	17,967
Total cash equivalents and short-term investments	$50,654	$37,781	$—	$88,435
During the years ended January 31, 2019 and 2020, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2019	2020
Capitalized internal-use software development costs	18,140	24,305
Computer equipment and software	$16,575	$4,714
Leasehold improvements	2,849	1,155
Furniture, vehicles and office equipment	2,537	836
	40,101	31,010
Less accumulated depreciation and amortization	(27,506)	(18,194)
	$12,595	$12,816

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Property and Equipment (Continued)

Depreciation and amortization expense related to property and equipment was $8.1 million, $8.6 million and $6.3 million for the years ended January 31, 2018, 2019 and 2020, respectively.
The Company capitalized $2.2 million, $6.3 million and $6.5 million in software development costs during the years ended January 31, 2018, 2019 and 2020, respectively. Amortization of capitalized software development costs was $3.2 million, $3.9 million and $3.7 million for the years ended January 31, 2018, 2019 and 2020, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2019	2020
Intellectual property excluding patents	$2,289	$2,354
Software licenses	1,603	1,603
Patents	950	950
	4,842	4,907
Less accumulated amortization	(427)	(1,042)
	$4,415	$3,865
Amortization expense related to intangible assets was $0.1 million, $0.2 million and $0.6 million for the years ended January 31, 2018, 2019 and 2020, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 7 years.
As of January 31, 2020, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2021	$614
2022	481
2023	80
2024	80
2025	80
Thereafter	176
$1,511

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2019	2020
Accrued payroll taxes	$12,251	$9,915
Accrued bonus	5,338	9,847
Accrued expenses	8,688	8,068
Accrued payroll and benefits	6,142	7,802
Accrued commissions	6,495	4,041
Employee stock purchase plan	3,848	3,016
Sales and other taxes payable	1,409	1,511
Other accrued liabilities	3,968	2,273
	$48,139	$46,473
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2018, 2019 and 2020 were as follows (in thousands):

Balance as of January 31, 2017		$49,936
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(42,383)
Professional services and other	(6,079)
Total		(48,462)
Increase due to billings excluding amounts recognized as revenue during the period		69,482
Balance as of January 31, 2018		70,956
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(61,283)
Professional services and other	(4,991)
Total		(66,274)
Increase due to billings excluding amounts recognized as revenue during the period		89,220
Balance as of January 31, 2019		93,902
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(83,441)
Professional services and other	(5,252)
Total		(88,693)
Increase due to billings excluding amounts recognized as revenue during the period		104,535
Balance as of January 31, 2020		$109,744

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Deferred Revenue and Performance Obligations (Continued)

Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing noncancelable contracts, whether billed or unbilled. As of January 31, 2020, approximately $218.3 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $134.0 million of this amount during the year ending January 31, 2021, with an additional $54.4 million being recognized during the year ending January 31, 2022, and the balance recognized thereafter. As of January 31, 2020, approximately $14.6 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $11.1 million of which is expected to be recognized during the year ending January 31, 2021, and the balance recognized thereafter.
9. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2018	2019	2020
United States	$88,748	$110,181	$130,044
Japan	7,164	12,258	17,334
Other	12,612	20,025	26,017
Total	$108,524	$142,464	$173,395
Percentage of revenue by geographic area:
United States	82%	77%	75%
Japan	7%	9%	10%
Other	11%	14%	15%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the years ended January 31, 2018, 2019 and 2020. As of January 31, 2020, substantially all of the Company’s property and equipment was located in the United States.
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
Each term loan under the credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.4% as of January 31, 2020. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. There was $0.2 million, $2.3 million and $2.6 million of interest capitalized during the years ended January 31, 2018, 2019 and 2020, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
10. Credit Facility (Continued)

The amended credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is October 1, 2022, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The closing fee liability will be accreted to its full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the consolidated balance sheets and are being amortized as interest expense in other expense, net in the consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following:

	As of January 31,
	2019	2020
Principal	$102,494	$105,123
Less: unamortized debt issuance costs	(5,249)	(4,049)
Net carrying amount	$97,245	$101,074
The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the amended facility, the maximum ratio is 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2019 and January 31, 2020.
The Company incurred interest expense of $1.2 million, $11.1 million and $12.6 million for the years ended January 31, 2018, 2019 and 2020, respectively.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Operating Leases
The Company has entered into noncancelable operating lease arrangements, primarily for office space, with various expiration dates through 2027. Certain of the leases include periods of free rent beginning with the lease effective date and increasing rental rates over the term of the leases. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases totaled $5.3 million, $7.1 million and $6.9 million for the years ended January 31, 2018, 2019 and 2020, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Commitments and Contingencies (Continued)

Future minimum lease payments under noncancelable operating leases were as follows as of January 31, 2020 (in thousands):

	Total Payments	Expected Sublease Income	Net Payments
Year Ending January 31:
2021	$6,926	$(566)	$6,360
2022	4,498	(474)	4,024
2023	1,801	(265)	1,536
2024	1,198	—	1,198
2025	1,230	—	1,230
Thereafter	3,780	—	3,780
	$19,433	$(1,305)	$18,128
Other Purchase Commitments
The Company has also entered into certain noncancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2020, the Company had noncancelable commitments related to these services with a term of 12 months or longer of $56.0 million.
12. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2019 and January 31, 2020, no shares of preferred stock were issued and outstanding.
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
At January 31, 2019 and January 31, 2020, there were 3,263,659 shares of Class A common stock authorized. At January 31, 2019 and January 31, 2020, there were 3,263,659 shares of Class A common stock issued and outstanding.
At January 31, 2019 and January 31, 2020, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2019 and January 31, 2020, there were 23,434,542 and 24,985,698 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the amendment to the credit facility that occurred in April 2018, the warrants to purchase 28,462 shares of Series D-2 convertible preferred stock described in Note 10 were amended to warrants to purchase 66,664 shares of Class B common stock at an exercise price equal to $45.00 per share. The warrants are exercisable at any time prior to expiration, which was to occur on the earlier of the third anniversary of the IPO or December 2027. Due to the exercise price-related contingency that existed with the Class B common stock warrants, they were being accounted for as a liability and were included in other liabilities, noncurrent on the consolidated balance sheets. The liability was revalued each reporting period until the contingency was resolved and the change in fair value was recorded in other expense, net. The contingency was resolved on the effective

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
12. Stockholders' Equity (Deficit) (Continued)

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
In summary, as of January 31, 2020, there were 128,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at prices ranging from $17.8736 to $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2020, the number of shares available for grant under the 2018 Plan was increased by 1,334,910 shares. As of January 31, 2020, there were 5,022,271 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2018	2019	2020
Cost of revenue:
Subscription	$48	$219	$507
Professional services and other	40	154	404
Sales and marketing	1,845	7,387	10,770
Research and development	2,311	6,519	6,339
General and administrative	5,090	7,492	5,637
Interest expense	36	30	190
Total	$9,370	$21,801	$23,847

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Equity Incentive Plans (Continued)

Stock Options
Stock options typically vest over a four year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $13.20 and $14.95 per share for the years ended January 31, 2018 and 2020, respectively. There were 161,715, 0, and 25,000 stock options granted during the years ended January 31, 2018, 2019 and 2020, respectively. The grant-date fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2018	2019	2020
Expected stock price volatility	47%	—	47%
Expected life of options	6 years	—	6 years
Risk-free interest rate	1.83%	—	2.47%
Expected dividend yield	—	—	—
Fair value of common stock	$28.20	—	$31.20
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2018, 2019 and 2020:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2017	2,542,025	$21.72	7.3	$19,377
Granted	161,715	28.20
Exercised	(111,688)	12.00
Forfeited	(102,828)	35.79
Expired	(23,982)	31.63
Outstanding as of January 31, 2018	2,465,242	21.90	6.4	12,185
Exercised	(367,991)	6.09
Forfeited	(101,782)	30.69
Expired	(139,130)	34.06
Outstanding as of January 31, 2019	1,856,339	23.64	5.6	8,443
Exercised	(94,603)	16.99
Forfeited	(11,010)	28.24
Expired	(30,311)	33.64
Outstanding as of January 31, 2020	1,745,415	$23.91	4.6	$5,152
Vested and exercisable at January 31, 2020	1,687,606	$23.72	4.5	$5,152
The aggregate intrinsic value of options exercised was $2.5 million, $4.5 million and $1.6 million for the years ended January 31, 2018, 2019 and 2020, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of January 31, 2020 is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2020, there was $0.7 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.3 years.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Equity Incentive Plans (Continued)

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
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2018, 2019 and 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2017	33,666	$27.60
Granted	988,601	23.40
Canceled	(21,041)	27.60
Outstanding as of January 31, 2018	1,001,226	23.40
Granted	1,743,393	18.06
Vested	(12,625)	27.60
Canceled	(403,872)	21.29
Outstanding as of January 31, 2019	2,328,122	19.77
Granted	1,113,913	28.82
Vested	(982,591)	21.76
Canceled	(282,639)	20.52
Outstanding as of January 31, 2020	2,176,805	$23.40
As of January 31, 2020, there was $36.9 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the year ended January 31, 2020, the number of shares available under the ESPP was increased by 400,473. As of January 31, 2020, there were 941,879 shares available under the ESPP.
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
13. Equity Incentive Plans (Continued)

their purchase of shares on the exercise date and will be re-enrolled in a new 24-month offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of Class B common stock. Participation ends automatically upon termination of employment.
As of January 31, 2020, a total of 1,202,243 shares were issuable to employees based on contribution elections made under the ESPP and 506,278 shares had been purchased. As of January 31, 2020, total unrecognized stock-based compensation related to the ESPP was $5.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 2018	April 2019	October 2019
Expected stock price volatility	31% - 36%	43% - 52%	44% - 49%
Expected term	0.75 - 2.25 years	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	2.22% - 2.54%	2.33% - 2.46%	1.56% - 1.81%
Expected dividend yield	–	–	–
14. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2018	2019	2020
Current income provision:
Federal	$—	$—	$—
State	3	9	27
Foreign	233	1,137	739
	236	1,146	766
Deferred income tax provision:
Federal	(32)	(125)	—
State	12	(39)	—
Foreign	169	266	(12)
	149	102	(12)
Provision for income taxes	$385	$1,248	$754

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2018	2019	2020
Tax benefit at U.S. federal statutory rate (1)	$(57,992)	$(32,143)	$(26,229)
State income taxes, net of federal tax benefit	(11,679)	(10,114)	(5,377)
Non-deductible expenses	1,095	997	1,101
Foreign taxes	48	697	113
Stock-based compensation	896	1,469	895
Research and development credits	(2,516)	(2,618)	(2,529)
Change in valuation allowance	(15,199)	42,975	32,708
Deferred tax effect of Tax Act rate change	85,725	—	—
Other	7	(15)	72
Provision for income taxes	$385	$1,248	$754
________________

(1)	The statutory tax rates used in this analysis were 33%, 21%, and 21% for the years ended January 31, 2018, 2019 and 2020, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2019	2020
Deferred tax assets:
Net operating loss carryforwards	$223,765	$248,583
Stock based compensation	9,784	13,608
Accruals and other reserves	4,222	4,095
Research and development credit carryforwards	12,729	15,257
Other	5,229	7,398
Gross deferred tax assets	255,729	288,941
Valuation allowance	(246,679)	(279,387)
Total deferred tax assets, net of valuation allowance	9,050	9,554

Deferred tax liabilities:
Contract acquisition costs	(6,987)	(7,057)
Capitalized software	(2,581)	(3,074)
Basis difference in intangible assets	(297)	(202)
Total deferred tax liabilities	(9,865)	(10,333)
Net deferred tax liabilities	$(815)	$(779)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company determined it was more-likely-than-not that its domestic deferred tax assets would

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Income Taxes (Continued)

not be realized as of January 31, 2019 and 2020 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
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
As of January 31, 2020, the Company had federal and state NOLs available to offset future taxable income, if any, of $914.8 million and $1,141.0 million, respectively. The federal NOLs will begin to expire in 2028. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2020, the Company also had unused federal and state research and development tax credits of $15.2 million and $6.5 million, respectively. The federal credits begin to expire in 2020 and the state credits began to expire in 2019. As of January 31, 2020, the Company also had foreign tax credits of $0.4 million which begin to expire in 2020.
During the fiscal years ended years ended January 31, 2018, 2019 and 2020, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2018	2019	2020
Beginning balance	$2,737	$3,637	$4,558
Increase in unrecognized tax benefits taken in prior years	675	872	906
Increase (decrease) in unrecognized tax benefits related to current year	225	49	(34)
	$3,637	$4,558	$5,430
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. The Company does not expect a significant change in its unrecognized tax benefits over the next twelve months.
The Company files U.S. federal, U.S. state, and foreign tax returns and is subject to examination by various taxing authorities for all open tax years. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.
The Company paid income taxes of $0.5 million, $0.8 million and $0.4 million during the years ended years ended January 31, 2018, 2019 and 2020, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the years ended January 31, 2018, 2019 and 2020 (in thousands, except per share amounts):

	Year Ended January 31,
	2018		2019		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$—	$(176,562)	$(18,305)	$(136,004)	$(14,903)	$(110,753)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	—	1,595	1,941	14,417	3,264	24,256
Net loss per share, basic and diluted	$—	$(110.70)	$(9.43)	$(9.43)	$(4.57)	$(4.57)
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

	Year Ended January 31,
	2018	2019	2020
Convertible preferred stock on an if-converted basis	13,939	5,717	—
Options to purchase common stock	554	470	297
Restricted stock units	—	311	1,096
Employee stock purchase program	—	—	192
Common stock warrants	3	4	42
	14,496	6,502	1,627
16. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Under the plan, employees may contribute up to 50% of their pretax salary, subject to certain IRC limitations. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. The Company recorded expenses for contributions to its retirement savings plan of $3.2 million, $3.4 million and $3.2 million during the years ended January 31, 2018, 2019 and 2020, respectively.
17. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2019 and January 31, 2020, the Company had $0.6 million and $0.1 million receivable from these customers,

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
17. Related Party Transactions (Continued)

respectively. As of January 31, 2019 and January 31, 2020, amounts payable to these vendors were immaterial. During the years ended January 31, 2018, 2019 and 2020, the Company recognized revenue of $1.6 million, $1.9 million and $1.0 million, respectively, related to these customers. During the years ended January 31, 2018, 2019 and 2020, the Company recognized expense of $0.8 million, $0.7 million and $1.0 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.7 million, $0.3 million and $0 during the years ended January 31, 2018, 2019 and 2020, respectively.
18. Subsequent Events
In March 2020, the Company granted restricted stock units for 1,963,058 shares of Class B common stock pursuant to the 2018 Equity Incentive Plan.
In March 2020, the World Health Organization declared COVID-19 a pandemic. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
The Company cannot predict the extent to which the COVID-19 outbreak will negatively impact its business or operating results at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in the industries in which the Company's customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company's products or failing to make payments, and could otherwise have a material adverse effect on the Company's business and results of operations and financial condition.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2020.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission for emerging growth companies that permit us to provide only management’s report in this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.

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

DOMO, INC.

Date: April 10, 2020	By:	/s/ Joshua G. James
Joshua G. James
Founder and Chief Executive Officer
(Principal Executive Officer)

Date: April 10, 2020	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua G. James and Bruce Felt, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2020
Joshua G. James

/s/ Bruce Felt	Chief Financial Officer (Principal Accounting and Financial Officer)	April 10, 2020
Bruce Felt

/s/ Fraser Bullock	Director	April 10, 2020
Fraser Bullock

/s/ Carine S. Clark	Director	April 10, 2020
Carine S. Clark

/s/ Dana Evan	Director	April 10, 2020
Dana Evan

/s/ Mark Gorenberg	Director	April 10, 2020
Mark Gorenberg

/s/ Daniel Daniel	Director	April 10, 2020
Daniel Daniel

/s/ Jeff Kearl	Director	April 10, 2020
Jeff Kearl

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	001-38553	3.1	April 15, 2019
3.2	Amended and Restated Bylaws	10-K	001-38553	3.2	April 15, 2019
4.1	Specimen Common Stock Certificate of the registrant	S-1	333-225348	4.1	June 18, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated April 13, 2017, by and among the registrant and the investors and founders named therein	S-1	333-225348	4.2	June 1, 2018
4.3	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.4	Form of Amended and Restated Warrant to Purchase Stock, dated as of January 4, 2019	8-K	001-38553	4.1	January 7, 2019
4.5	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan	S-1	333-225348	10.5	June 18, 2018
10.6+	Executive Incentive Compensation Plan	S-1	333-225348	10.6	June 18, 2018
10.7	Loan and Security Agreement, dated as of December 5, 2017, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.7	June 1, 2018
10.8	First Amendment to Loan and Security Agreement and Pledge Agreement dated as of April 17, 2018, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.8	June 1, 2018
10.9	Third Amendment to Loan and Security Agreement, dated as of January 4, 2019, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, and Obsidian Agency Services Inc.	8-K	001-38553	10.1	January 7, 2019
10.10+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.11+	Outside Director Compensation Policy	S-1	333-225348	10.10	June 18, 2018
10.12	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.13+	Corrected Confirmatory Employment Letter, dated June 17, 2018, between the registrant and Joshua James	8-K	001-38553	10.1	May 8, 2019
10.14+	Corrected Confirmatory Employment Letter, dated June 15, 2018, between the registrant and Bruce Felt	8-K	001-38553	10.2	May 8, 2019
10.15+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1	333-225348	10.14	June 18, 2018
24.1	Powers of Attorney (contained on signature page)					X
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
________________

+	Indicates a management contract or compensatory plan.

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