Form 10-Q
period 2020-04-30
DOMO, INC.
filed 2020-06-09
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
OR
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
As of May 31, 2020, there were approximately 3,263,659 shares of the registrant's Class A common stock and 25,551,402 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$80,843	$75,543
Short-term investments	17,967	12,571
Accounts receivable, net of allowances of $2,164 and $4,023 as of January 31, 2020 and April 30, 2020, respectively	47,967	29,644
Contract acquisition costs, net	12,676	12,513
Prepaid expenses and other current assets	12,809	12,507
Total current assets	172,262	142,778
Property and equipment, net	12,816	13,111
Right-of-use assets	—	11,095
Contract acquisition costs, noncurrent, net	17,083	15,641
Intangible assets, net	3,865	3,815
Goodwill	9,478	9,478
Other assets	1,234	1,300
Total assets	$216,738	$197,218
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,298	$2,347
Accrued expenses and other current liabilities	46,473	30,892
Lease liabilities	—	3,610
Deferred revenue	105,290	104,804
Total current liabilities	154,061	141,653
Lease liabilities, noncurrent	—	8,166
Deferred revenue, noncurrent	4,454	2,916
Other liabilities, noncurrent	6,329	6,415
Long-term debt	101,074	102,056
Total liabilities	265,918	261,206
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2020 and April 30, 2020; no shares issued and outstanding as of January 31, 2020 and April 30, 2020	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2020 and April 30, 2020; 3,264 shares issued and outstanding as of January 31, 2020 and April 30, 2020	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2020 and April 30, 2020; 24,986 and 25,548 shares issued and outstanding as of January 31, 2020 and April 30, 2020, respectively	25	26
Additional paid-in capital	988,141	998,271
Accumulated other comprehensive income	389	345
Accumulated deficit	(1,037,738)	(1,062,633)
Total stockholders' deficit	(49,180)	(63,988)
Total liabilities and stockholders' deficit	$216,738	$197,218
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2019	2020
Revenue:
Subscription	$34,391	$42,436
Professional services and other	6,407	6,125
Total revenue	40,798	48,561
Cost of revenue:
Subscription	8,035	9,105
Professional services and other	4,769	5,004
Total cost of revenue	12,804	14,109
Gross profit	27,994	34,452
Operating expenses:
Sales and marketing	35,949	29,096
Research and development	17,099	17,453
General and administrative	8,017	9,869
Total operating expenses	61,065	56,418
Loss from operations	(33,071)	(21,966)
Other expense, net	(2,325)	(2,724)
Loss before income taxes	(35,396)	(24,690)
Provision for income taxes	140	205
Net loss	$(35,536)	$(24,895)
Net loss per share, basic and diluted	$(1.32)	$(0.88)
Weighted-average number of shares used in computing net loss per share, basic and diluted	26,966	28,450
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2020
Net loss	$(35,536)	$(24,895)
Foreign currency translation adjustments	(58)	(43)
Unrealized gains on securities available for sale	2	(1)
Comprehensive loss	$(35,592)	$(24,939)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	357,565	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(20,726)	—	(900)	—	—	(900)
Issuance of common stock under employee stock purchase plan	—	—	253,104	1	4,518	—	—	4,519
Exercise of stock options	—	—	61,844	—	1,338	—	—	1,338
Stock-based compensation expense	—	—	—	—	7,653	—	—	7,653
Exercise of common stock warrants	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(35,536)	(35,536)
Balance as of April 30, 2019	3,263,659	$3	24,089,459	$24	$968,754	$382	$(947,618)	$21,545

	Three Months Ended April 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	99,762	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(4,578)	—	(38)	—	—	(38)
Issuance of common stock under employee stock purchase plan	—	—	466,214	1	3,658	—	—	3,659
Exercise of stock options	—	—	1,155	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	6,499	—	—	6,499
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(24,895)	(24,895)
Balance as of April 30, 2020	3,263,659	$3	25,548,251	$26	$998,271	$345	$(1,062,633)	$(63,988)

See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2020
Cash flows from operating activities
Net loss	$(35,536)	$(24,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,764	1,293
Non-cash lease expense	—	951
Amortization of contract acquisition costs	2,678	3,408
Stock-based compensation expense	7,575	6,476
Other, net	(659)	879
Change in operating assets and liabilities:
Accounts receivable, net	12,214	18,323
Contract acquisition costs	(2,062)	(1,926)
Prepaid expenses and other	(4,493)	213
Accounts payable	551	45
Operating lease liabilities	—	(905)
Accrued expenses and other liabilities	(8,977)	(14,751)
Deferred revenue	267	(2,024)
Net cash used in operating activities	(26,678)	(12,913)
Cash flows from investing activities
Purchases of property and equipment	(1,474)	(1,363)
Purchases of securities available for sale	(63,008)	(11,149)
Proceeds from maturities of securities available for sale	—	16,600
Purchases of intangible assets	—	(104)
Net cash (used in) provided by investing activities	(64,482)	3,984
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	4,518	3,659
Shares repurchased for tax withholdings on vesting of restricted stock	(900)	(38)
Proceeds from exercise of stock options	1,338	11
Net cash provided by financing activities	4,956	3,632
Effect of exchange rate changes on cash and cash equivalents	(6)	(3)
Net decrease in cash and cash equivalents	(86,210)	(5,300)
Cash and cash equivalents at beginning of period	176,973	80,843
Cash and cash equivalents at end of period	$90,763	$75,543
Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$245
Cash paid for interest	$2,796	$2,478
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$132	$116
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2020, and the condensed consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the three months ended April 30, 2019 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2020 and its results of operations and cash flows for the three months ended April 30, 2019 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2021 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2020, included in the Company's Annual Report on Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation, including the underlying estimated fair value of common stock in periods prior to the date of the Company's IPO; useful lives of fixed assets; capitalization and estimated useful life of internal-use software; the incremental borrowing rate used to calculate the present value of capitalized leases; valuation estimates used when evaluating impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the condensed consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and the condensed consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)
payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2020 and April 30, 2020.
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
Amortization expense related to contract acquisition costs was $2.7 million and $3.4 million for the three months ended April 30, 2019 and 2020, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Leases
As a result of the adoption of ASC 842, the Company has made changes to its accounting policies with respect to leases. At the inception of a contract, the Company determines whether the contract is or contains a lease. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. The Company has elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have an ROU asset or lease liability recognized on the balance sheet.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made in advance of lease expense and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease, which the Company does not include in its minimum lease terms unless the options are reasonably certain to be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
The Company has lease agreements with lease and non-lease components which the Company has elected to account for as a single lease component. On the lease commencement date, the Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease term to operating expense.
Income from subleases in recorded in other expense, net in the accompanying condensed consolidated statements of operations.

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
The Company reviews its long-lived assets, including property and equipment, finite-lived intangible assets, and ROU assets for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.
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
Revenue recognition is determined through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
•Recognition of revenue when, or as, performance obligations are satisfied
Subscription Revenue
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.3 million and $2.1 million for the three months ended April 30, 2019 and 2020, respectively.

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
The determination of the grant date fair value of stock-based awards is affected by the estimated fair value of the Company's common stock as well as other assumptions and judgments, which are estimated as follows:
•Fair Value Per Share of Common Stock. Because there was no public market for the Company's common stock prior to the IPO, the board of directors determined the common stock fair value at the grant date by considering numerous objective and subjective factors, including contemporaneous valuations of the Company’s common stock, actual operating and financial performance, market conditions, and performance of comparable publicly traded companies, business developments, the likelihood of achieving a liquidity event, and transactions involving preferred and common stock, among other factors. Subsequent to the IPO, the Company determines the fair value of common stock as of each grant date using the market closing price of the Company's Class B common stock on the date of grant.
•Expected Term. The expected term is determined using the simplified method, which is calculated as the midpoint of the option’s contractual term and vesting period. The Company uses this method due to limited stock option exercise history. For the ESPP, the expected term is the beginning of the offering period to the end of each purchase period.
•Expected Volatility. Since a public market for the Company's common stock did not exist prior to the IPO and, therefore, the Company does not have sufficient trading history of its common stock, expected volatility is estimated based on the weighted average of the volatility of similar publicly held companies and the Company's common stock over a period equivalent to the expected term of the awards.
•Risk-free Interest Rate. The risk-free interest rate is determined using U.S. Treasury rates with a similar term as the expected term of the option.
•Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.
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
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash denominated in currencies other than the United States dollar represented 9% and 13% of total cash, cash equivalents and short-term investments as of January 31, 2020 and April 30, 2020, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company invests its excess cash in money market funds and in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2019 and 2020 or more than 10% of accounts receivable as of January 31, 2020 and April 30, 2020.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use asset.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
On February 1, 2020, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended April 30, 2020 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Upon adoption, the Company recognized cumulative operating lease liabilities of $12.8 million and operating right-of-use assets of $12.2 million.
Recently Issued Accounting Pronouncements
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
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2020 and April 30, 2020 were as follows (in thousands):

	January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$10,375	$—	$—	$10,375
Cash equivalents:
Money market funds	45,654	—	—	45,654
Certificates of deposit	15,021	—	—	15,021
Reverse repurchase agreements	4,200	—	—	4,200
Commercial paper	4,093	—	—	4,093
Corporate debt securities	1,500	—	—	1,500
Total cash and cash equivalents	80,843	—	—	80,843
Short-term investments:
Commercial paper	10,567	—	—	10,567
U.S. treasury securities	4,999	1	—	5,000
Asset-backed securities	2,399	1	—	2,400
Total short-term investments	17,965	2	—	17,967
Total cash, cash equivalents and short-term investments	$98,808	$2	$—	$98,810

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	April 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$14,385	$—	$—	$14,385
Cash equivalents:
Money market funds	44,781	—	—	44,781
Certificates of deposit	15,078	—	—	15,078
Commercial paper	1,299	—	—	1,299
Total cash and cash equivalents	75,543	—	—	75,543
Short-term investments:
Commercial paper	10,265	—	—	10,265
Asset-backed securities	1,003	1	—	1,004
Corporate debt securities	1,302	—	—	1,302
Total short-term investments	12,570	1	—	12,571
Total cash, cash equivalents and short-term investments	$88,113	$1	$—	$88,114

All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of January 31, 2020 and April 30, 2020.
There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of April 30, 2020.
4. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Financial instruments recorded at fair value in the financial statements are categorized as follows:
•Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs reflecting management's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2020 and April 30, 2020 by level within the fair value hierarchy (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,654	$—	$—	$45,654
Certificates of deposit	—	15,021	—	15,021
Reverse repurchase agreements	—	4,200		4,200
Commercial paper	—	4,093		4,093
Corporate debt securities	—	1,500	—	1,500
Total cash equivalents	45,654	24,814	—	70,468
Short-term investments:
Commercial paper	—	10,567	—	10,567
U.S. treasury securities	5,000	—	—	5,000
Asset-backed securities	—	2,400	—	2,400
Total short-term investments	5,000	12,967	—	17,967
Total cash equivalents and short-term investments	$50,654	$37,781	$—	$88,435

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$44,781	$—	$—	$44,781
Certificates of deposit	—	15,078	—	15,078
Commercial paper	—	1,299		1,299
Total cash equivalents	44,781	16,377	—	61,158
Short-term investments:
Certificates of deposit	—	—	—	—
Commercial paper	—	10,265		10,265
Asset-backed securities	—	1,004	—	1,004
Corporate debt securities	—	1,302	—	1,302
Total short-term investments	—	12,571	—	12,571
Total cash equivalents and short-term investments	$44,781	$28,948	$—	$73,729

During the three months ended April 30, 2020, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2020	2020
Capitalized internal-use software development costs	$24,305	$25,705
Computer equipment and software	4,714	4,747
Leasehold improvements	1,155	1,195
Furniture, vehicles and office equipment	836	836
	31,010	32,483
Less accumulated depreciation and amortization	(18,194)	(19,372)
	$12,816	$13,111

Depreciation and amortization expense related to property and equipment was $1.6 million and $1.1 million for the three months ended April 30, 2019 and 2020, respectively.
The Company capitalized $1.6 million and $1.4 million in software development costs during the three months ended April 30, 2019 and 2020, respectively. Amortization of capitalized software development costs was $0.8 million and $0.8 million for the three months ended April 30, 2019 and 2020, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2020	2020
Intellectual property excluding patents	$2,354	$2,457
Software licenses	1,603	1,603
Patents	950	950
	4,907	5,010
Less accumulated amortization	(1,042)	(1,195)
	$3,865	$3,815

Amortization expense related to intangible assets was $154,000 and $154,000 for the three months ended April 30, 2019 and 2020, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 7 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2020	2020
Accrued payroll and benefits	$7,802	$8,322
Accrued payroll taxes	9,915	7,446
Accrued expenses	8,068	7,153
Accrued bonus	9,847	2,740
Accrued commissions	4,041	2,117
Sales and other taxes payable	1,511	933
Employee stock purchase plan liability	3,016	785
Other accrued liabilities	2,273	1,396
	$46,473	$30,892

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

Three Months Ended April 30, 2020
Operating lease expense	$1,339
Short-term lease expense	739
Total lease expense	$2,078

Lease term and discount rate information are summarized as follows:

As of April 30, 2020
Weighted average remaining lease term (years)	4.7
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Maturities of lease liabilities as of April 30, 2020 are as follows (in thousands):

Year Ending January 31:
2021	$3,401
2022	4,256
2023	1,664
2024	1,072
2025	1,104
Thereafter	3,414
Total lease payments	14,911
Less imputed interest	(3,135)
Present value of lease liabilities	$11,776

The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to three years. Sublease income, which is recorded within other income, was $0.1 million during the three months ended April 30, 2020.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended April 30, 2020 was $1.1 million and was included in net cash used in operating activities in the consolidated statements of cash flows.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2020 were as follows (in thousands):

Balance as of January 31, 2020		$109,744
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(37,297)
Professional services and other	(3,074)
Total		(40,371)
Increase due to billings excluding amounts recognized as revenue during the period		38,347
Balance as of April 30, 2020		$107,720

Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2020, approximately $215.4 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $114.3 million of this amount during the year ending January 31, 2021, with an additional $66.0 million being recognized during the year ending January 31, 2022, and the balance recognized thereafter. As of April 30, 2020, approximately $13.9 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $10.5 million of which is expected to be recognized during the year ending January 31, 2021, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2019	2020
United States	$30,246	$36,842
Japan	4,219	5,090
Other	6,333	6,629
Total	$40,798	$48,561
Percentage of revenue by geographic area:
United States	74%	76%
Japan	10%	10%
Other	16%	14%

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2019 and 2020. As of April 30, 2020, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
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
Each term loan under the credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.0% as of April 30, 2020. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended April 30, 2019 and 2020, $0.6 million and $0.7 million of interest was capitalized, respectively.
The amended credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is October 1, 2022, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The closing fee liability will be accreted to its full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the condensed consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the condensed

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

consolidated balance sheets and are being amortized as interest expense in other expense, net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following:

	As of January 31,	As of April 30,
	2020	2020
Principal	$105,123	$105,781
Less: unamortized debt issuance costs	(4,049)	(3,725)
Net carrying amount	$101,074	$102,056

The $100.0 million credit facility as amended contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the amended facility, the maximum ratio is 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2020 and April 30, 2020.
The Company incurred interest expense of $3.1 million and $3.0 million for the three months ended April 30, 2019 and 2020, respectively.
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
12. Commitments and Contingencies
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
(unaudited)
12. Commitments and Contingencies (Continued)
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
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
13. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2020 and April 30, 2020, no shares of preferred stock were issued and outstanding.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Equity (Deficit) (Continued)
At January 31, 2020 and April 30, 2020, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2020 and April 30, 2020.
At January 31, 2020 and April 30, 2020, there were 500,000,000 shares of Class B common stock authorized and 24,985,698 and 25,548,251 shares of Class B common stock issued and outstanding, respectively.
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
In summary, as of April 30, 2020, there were 128,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at prices ranging from $17.8736 to $34.35 per share.
14. Equity Incentive Plans
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2020, the number of shares available for grant under the 2018 Plan was increased by 1,412,467 shares. As of April 30, 2020, there were 4,690,327 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended April 30,
	2019	2020
Cost of revenue:
Subscription	$123	$226
Professional services and other	93	103
Sales and marketing	4,008	1,826
Research and development	2,065	1,877
General and administrative	1,238	2,397
Interest expense	48	47
Total	$7,575	$6,476
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $14.95 per share for the three months ended April 30, 2019. There were 25,000 stock options granted during the three months ended April 30, 2019 and no stock options granted during the three months ended April 30, 2020.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2020:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	1,745,415	$23.91	4.6	$5,152
Exercised	(1,155)	9.43
Forfeited	(1,291)	27.98
Expired	(35,236)	28.51
Outstanding as of April 30, 2020	1,707,733	$23.82	4.4	$3,816
Vested and exercisable at April 30, 2020	1,664,907	$23.67	4.3	$3,816

The aggregate intrinsic value of options exercised was $1.0 million and $5,000 for the three months ended April 30, 2019 and 2020, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2020 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2020, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan vest and settle upon the satisfaction of a service-based condition and, for RSUs granted prior to the IPO, a liquidity event-related performance vesting condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter. Some RSUs have a two-year vesting schedule, with one third of the RSUs vesting at twelve, eighteen, and twenty-four months. Upon the effectiveness of the registration statement for the Company's IPO, which was June 28, 2018,

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
the liquidity event-related performance vesting condition associated with RSUs granted prior to the IPO was deemed probable of being satisfied.
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2020	2,176,805	$23.40
Granted	1,982,350	19.01
Vested	(111,239)	25.96
Canceled	(196,834)	22.76
Outstanding as of April 30, 2020	3,851,082	$21.10

As of April 30, 2020, there was $65.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.3 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2020, the number of shares available under the ESPP was increased by 423,740 shares. As of April 30, 2020, there were 899,405 shares available under the ESPP.
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
As of April 30, 2020, a total of 2,544,737 shares were issuable to employees based on contribution elections made under the ESPP. As of April 30, 2020, total unrecognized stock-based compensation related to the ESPP was $6.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Income Taxes (Continued)
income tax expense was $0.1 million and $0.2 million for the three months ended April 30, 2019 and 2020, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions.
16. Net Loss Per Share
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2019		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(4,301)	$(31,235)	$(2,856)	$(22,039)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	23,702	3,264	25,186
Net loss per share, basic and diluted	$(1.32)	$(1.32)	$(0.88)	$(0.88)

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

	Three Months Ended April 30,
	2019	2020
Options to purchase common stock	610	183
Restricted stock units	1,409	477
Employee stock purchase program	264	239
Common stock warrants	62	—
	2,346	899

17. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2020 and April 30, 2020, the Company had $0.1 million and $0.1 million receivable from these customers, respectively. As of January 31, 2020 and April 30, 2020, amounts payable to these vendors were immaterial. During the three months ended April 30, 2019 and 2020, the Company recognized revenue of $0.3 million and $0.2 million,

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
17. Related Party Transactions (Continued)
respectively, related to these customers. During the three months ended April 30, 2019 and 2020, the Company recognized expense of $0.1 million and $0.2 million, respectively, related to these vendors.

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
•our ability to attract new customers and retain and expand our relationships with existing customers;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, key metrics, ability to generate cash flow and ability to achieve and maintain future profitability;
•the anticipated trends, market opportunity, growth rates and challenges in our business and in the business intelligence software market;
•the efficacy of our sales and marketing efforts;
•our ability to compete successfully in competitive markets;
•our ability to respond to and capitalize on rapid technological changes;
•our expectations and management of future growth;
•our ability to enter new markets and manage our expansion efforts, particularly internationally;
•our ability to develop new product features;
•our ability to attract and retain key employees and qualified technical and sales personnel;
•our ability to effectively and efficiently protect our brand;
•our ability to timely scale and adapt our infrastructure;
•the effect of general economic and market conditions on our business;
•the impact of the coronavirus pandemic, including on the global economy, our results of operations, enterprise software spending, and business continuity;
•our ability to protect our customers' data and proprietary information;
•our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property; and
•our ability to comply with all governmental laws, regulations and other legal obligations.
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

Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then encouraging all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a cloud-based platform that digitally connects everyone at an organization — from the CEO to frontline employees — with all the people, data, and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
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
A majority of our customers subscribe to our services through multi-year contracts. As of April 30, 2020, 57% of our customers were under multi-year contracts, compared to 55% of customers as of January 31, 2020. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance, but have recently seen an increase in semi-annual and quarterly billing terms. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021.
We had total revenue of $40.8 million and $48.6 million for the three months ended April 30, 2019 and 2020, respectively, reflecting a year-over-year increase of 19%. Our enterprise customers were a key driver of revenue growth, with revenue of $19.4 million and $23.8 million for the three months ended April 30, 2019 and 2020, respectively, or 23% year-over-year growth. For the three months ended April 30, 2019 and 2020, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 74% and 76% or our total revenue for the three months ended April 30, 2019 and 2020, respectively.
We have incurred significant net losses since our inception, including net losses of $35.5 million and $24.9 million for the three months ended April 30, 2019 and 2020, respectively, and had an accumulated deficit of $1,062.6 million at April 30, 2020. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Recent Developments
A novel strain of coronavirus, COVID-19, emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
We cannot predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with anticipated declines in billings and cash collections from customers, shifting certain of our customer events, such as Domopalooza, to online-only webcasts and restricting non-critical business travel by our employees. Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. These changes are expected to remain in effect in the second quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
We have recently entered into contracts totaling $4.5 million of annual recurring revenue with government entities to facilitate their response to the COVID-19 pandemic. Once the pandemic has subsided, these contracts may be at a higher risk of not renewing if Domo has not expanded the usage of the product beyond the pandemic use case. Domo is and will continue to pursue additional usage and use cases beyond the initial use case.
As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions such as lengthened payment terms, which may materially and negatively impact our operating results, financial condition and prospects. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
As of April 30, 2020, we had over 1,800 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the three months ended April 30, 2019 and 2020, our enterprise customers accounted for 47% and 49% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
Sales and marketing expense as a percentage of total revenue has improved from 88% for the three months ended April 30, 2019 to 60% for the three months ended April 30, 2020.
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
Research and development expense as a percentage of total revenue has improved from 42% for the three months ended April 30, 2019 to 36% for the three months ended April 30, 2020.
Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform, but have recently seen an increase in semi-annual and quarterly billing terms. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals, and upsells.
The following table sets forth our billings for the three months ended April 30, 2019 and 2020:

	Three Months Ended April 30,
	2019	2020
Billings (in thousands)	$41,065	$46,537

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2019	2020
Revenue:	(in thousands)
Subscription	$34,391	$42,436
Professional services and other	6,407	6,125
Total revenue	40,798	48,561
Cost of revenue:
Subscription(1)	8,035	9,105
Professional services and other(1)	4,769	5,004
Total cost of revenue	12,804	14,109
Gross profit	27,994	34,452
Operating expenses:
Sales and marketing(1)	35,949	29,096
Research and development(1)	17,099	17,453
General and administrative(1)(2)(3)	8,017	9,869
Total operating expenses	61,065	56,418
Loss from operations	(33,071)	(21,966)
Other expense, net(1)	(2,325)	(2,724)
Loss before income taxes	(35,396)	(24,690)
Provision for income taxes	140	205
Net loss	$(35,536)	$(24,895)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2019	2020
Cost of revenue:	(in thousands)
Subscription	$123	$226
Professional services and other	93	103
Sales and marketing	4,008	1,826
Research and development	2,065	1,877
General and administrative	1,238	2,397
Other expense, net	48	47
Total	$7,575	$6,476

(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended April 30, 2019 and 2020, respectively.

(3)Includes reversals of contingent tax-related accruals of $1.3 million and $0 for the three months ended April 30, 2019 and 2020, respectively.

	Three Months Ended April 30,
	2019	2020
Revenue:
Subscription	84%	87%
Professional services and other	16	13
Total revenue	100	100
Cost of revenue:
Subscription	20	19
Professional services and other	11	10
Total cost of revenue	31	29
Gross margin	69	71
Operating expenses:
Sales and marketing	88	60
Research and development	42	36
General and administrative	20	20
Total operating expenses	150	116
Loss from operations	(81)	(45)
Other expense, net	(6)	(6)
Loss before income taxes	(87)	(51)
Provision for income taxes	—	—
Net loss	(87)%	(51)%

Discussion of the Three Months Ended April 30, 2019 and 2020
Revenue

	Three Months Ended April 30,
	2019	2020	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$34,391	$42,436	$8,045	23%
Professional services and other	6,407	6,125	(282)	(4)
Total revenue	$40,798	$48,561	$7,763	19
Percentage of revenue:
Subscription	84%	87%
Professional services and other	16	13
Total	100%	100%
Total revenue was $48.6 million for the three months ended April 30, 2020, compared to $40.8 million for the three months ended April 30, 2019, an increase of $7.8 million, or 19%. Subscription revenue was $42.4 million, or 87% of total revenue, for the three months ended April 30, 2020, compared to $34.4 million, or 84% of total revenue, for the three months ended April 30, 2019. The increase in subscription revenue was primarily due to a $6.2 million increase from new customers and a $1.8 million increase from existing customers. Our customer count increased 2% from April 30, 2019 to April 30, 2020.
Professional services and other revenue was $6.1 million, or 13% of total revenue, for the three months ended April 30, 2020, compared to $6.4 million, or 16% of total revenue, for the three months ended April 30, 2019. This decrease was primarily due to a decline in training revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2019	2020	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$8,035	$9,105	$1,070	13%
Professional services and other	4,769	5,004	235	5
Total cost of revenue	$12,804	$14,109	$1,305	10
Gross profit	$27,994	$34,452	$6,458	23
Gross margin:
Subscription	77%	79%
Professional services and other	26	18
Total gross margin	69	71
Cost of subscription revenue was $9.1 million for the three months ended April 30, 2020, compared to $8.0 million for the three months ended April 30, 2019, an increase of $1.1 million, or 13%. This increase is primarily due to web hosting costs, which have increased due to higher customer usage.
Cost of professional services and other revenue was $5.0 million for the three months ended April 30, 2020, compared to $4.8 million for the three months ended April 30, 2019, an increase of $0.2 million, or 5%. This increase is primarily due to a higher volume of services provided by third-party consultants related to implementation and training as well as increased rates charged by these consultants.
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
Operating Expenses

	Three Months Ended April 30,
	2019	2020	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$35,949	$29,096	$(6,853)	(19)%
Research and development	17,099	17,453	354	2
General and administrative	8,017	9,869	1,852	23
Total operating expenses	$61,065	$56,418	$(4,647)	(8)
Percentage of revenue:
Sales and marketing	88%	60%
Research and development	42	36
General and administrative	20	20
Sales and marketing expenses were $29.1 million for the three months ended April 30, 2020, compared to $35.9 million for the three months ended April 30, 2019, a decrease of $6.9 million, or 19%. The change was primarily due to a $3.9 million decrease in expense related to marketing programs, including our annual user conference, which was delivered in a digital format during the three months ended April 30, 2020. Employee-related costs decreased by $2.1 million, which was primarily driven by a decrease in stock-based compensation related to RSUs. Travel expenses decreased by $0.7 million due to restrictions related to COVID-19.

Sales and marketing expense as a percentage of total revenue decreased from 88% in the three months ended April 30, 2019 to 60% in the three months ended April 30, 2020. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term as we gain efficiencies in our sales and marketing organization.
Research and development expenses were $17.5 million for the three months ended April 30, 2020, compared to $17.1 million for the three months ended April 30, 2019, an increase of $0.4 million, or 2%. This increase was primarily due to an increase in employee-related costs, specifically severance expense related to a reduction in force that occurred during the three months ended April 30, 2020.
Research and development expense as a percentage of revenue decreased from 42% in the three months ended April 30, 2019 to 36% in the three months ended April 30, 2020. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $9.9 million for the three months ended April 30, 2020, compared to $8.0 million for the three months ended April 30, 2019, an increase of $1.9 million, or 23%. The increase was primarily due to reversals of contingent tax-related accruals being $1.3 million lower in the three months ended April 30, 2020. Employee-related costs increased by $1.3 million primarily due to RSUs granted during three months ended April 30, 2020. These increases in expense were offset by a $0.5 million decrease in legal fees and a $0.4 million decrease in recruiting fees during three months ended April 30, 2020.
General and administrative expenses as a percent of revenue remained flat at 20% for the three months ended April 30, 2019 and the three months ended April 30, 2020. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, legal, compliance, insurance, and investor relations.
Other Expense, Net

	Three Months Ended April 30,
	2019	2020	$ Change	% Change
		(in thousands)
Other expense, net	$(2,325)	$(2,724)	$(399)	17%
Other expense, net increased by $0.4 million primarily due to a $0.8 million decrease in interest income due to a lower investment balance and lower market rates of return. This was partially offset by a $0.3 million combined decrease in expense related to changes in foreign exchange rates and lower interest expense due to declining interest rates.
Provision for Income Taxes

	Three Months Ended April 30,
	2019	2020	$ Change	% Change
		(in thousands)
Provision for income taxes	$140	$205	$65	46%
Provision for income taxes increased due to refunds received in the three months ended April 30, 2019. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Liquidity and Capital Resources
As of April 30, 2020, we had $75.5 million of cash and cash equivalents and $12.6 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. In December 2017, we entered into an $80 million credit facility and drew $50 million. In April 2018, we amended the credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018.
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
Credit Facility
The credit facility, as amended, permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2020. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of April 30, 2020, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. In December 2017, we incurred $50.0 million in term loan borrowings under the credit facility.
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
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. As amended, the maximum ratio is 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2020 and April 30, 2020. The credit facility is secured by substantially all of our assets.

Historical Cash Flow Trends

	Three Months Ended April 30,
	2019	2020

	(in thousands)
Net cash used in operating activities	$(26,678)	$(12,913)
Net cash (used in) provided by investing activities	(64,482)	3,984
Net cash provided by financing activities	4,956	3,632
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
Net cash used in operating activities during the three months ended April 30, 2020 consisted of cash outflows of $78.4 million exceeding the $65.5 million of cash collected from customers. Significant components of cash outflows included $46.9 million for personnel costs and $14.6 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash provided by investing activities during the three months ended April 30, 2020 consisted primarily of $16.6 million of proceeds from maturities of securities available for sale, offset by $11.1 million of purchases of short-term investments and $1.3 million of capitalized development costs related to internal-use software.
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
Net cash provided by financing activities for the three months ended April 30, 2020 consisted primarily of $3.7 million of proceeds from shares issued in connection with employee stock purchase plan.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K with the exception of our policy regarding leases. See "Note 2—Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our adoption of ASU No. 2016-02, Leases (Topic 842) as well as the Company's other significant accounting policies.
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
Interest Rate Risk
As of April 30, 2020, we had $75.5 million of cash and cash equivalents and $12.6 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
In December 2017, we entered into an $80 million credit facility and drew $50 million at closing. In April 2018, we entered into an amendment to this credit facility pursuant to which we were able to incur an additional $20 million in term loan borrowings, for a total availability of $100 million under the amended facility. We drew the remaining $50 million during April 2018. Both of these term loans mature on October 1, 2022. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of April 30, 2020, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2020, we had total debt outstanding with a carrying amount of $102.1 million, which approximates fair value. A hypothetical 10% change in interest rates after April 30, 2020 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In October 2019, a securities class action complaint captioned Patton v. Domo, Inc., et. al, Case No. 2:19-cv-00781-DAK-EJF, was filed by a stockholder of the Company in the U.S. District Court for the District of Utah against the Company and certain of the Company's current and former officers and directors alleging violations of securities laws and seeking unspecified damages. On April 7, 2020, the court granted EXKAE Ltd.’s motion for appointment as lead plaintiff. On May 22, 2020, the lead plaintiff filed an amended complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with the Company’s June 2018 initial public offering and during a purported class period from June 28, 2020 through September 5, 2019. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. In January 2020, the defendants filed a motion to stay the Volonte action in favor of the Patton action. The motion has been fully briefed and is set for hearing on June 30, 2020. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
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
Risks Related to Our Business and Industry
The ongoing pandemic of coronavirus around the world could adversely impact our business and operating results.
A novel strain of coronavirus, COVID-19, emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
We cannot predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. In geographies in which we or our customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing coronavirus pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns, including those caused by the ongoing COVID-19 pandemic (as discussed above), could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
We incurred net losses of $35.5 million and $24.9 million for the three months ended April 30, 2019 and 2020, respectively, and had an accumulated deficit of $1,062.6 million at April 30, 2020. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
•sales and marketing, including any expansion of our direct sales organization, which will require time before these investments generate sales results;

•technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;
•data center costs as customers increase the amount of data that is available to our platform and the number of users on our platform;
•other software development, including enhancements and modifications related to our platform;
•international expansion in an effort to increase our customer base and sales;
•general and administration, including significantly increasing expenses in accounting and legal related to the increase in the sophistication and resources required for public company compliance and other work arising from the growth and maturity of the company;
•competing with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the markets in which we compete;
•maintaining high customer satisfaction and ensuring quality and timely releases of platform enhancements and applications;
•developing our indirect sales channels and strategic partner network;
•maintaining the quality of our cloud and data center infrastructure to minimize latency when using our platform;
•increasing market awareness of our platform and enhancing our brand;
•maintaining compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property and international sales; and
•attracting and retaining top talent in a competitive market.
These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to achieve or sustain profitability, the market price of our Class B common stock could be adversely affected.
We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 22% in the fiscal year ended January 31, 2020 compared to the prior year; however, revenue grew only 19% in the three months ended April 30, 2020 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our ability to effectively manage the growth of our business will depend on a number of factors, including our ability to do the following:
•effectively recruit, integrate, train and motivate new employees and make them productive, including our direct sales force, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;
•attract new customers, and retain and increase usage by existing customers;
•recruit and successfully leverage channel partners and app developers;
•successfully enhance our platform;
•continue to improve our operational, financial and management controls;
•protect and further develop strategic assets, including intellectual property rights; and
•manage market expectations and other challenges associated with operating as a public company.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,062.6 million as of April 30, 2020. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $26.7 million and $12.9 million for the three months ended April 30, 2019 and 2020, respectively.  As of April 30, 2020, we had cash and cash equivalents of $75.5 million, short-term investments of $12.6 million and no amounts available to draw under our credit facility.
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
Our current primary competitors generally fall into the following categories:
•large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG and IBM;
•business analytics software companies, such as Tableau Software, Inc., Qlik Technologies, Looker Data Sciences, Inc., Sisense, Inc., and Tibco Software, Inc.; and
•SaaS-based products or cloud-based analytics providers such as salesforce.com, Inc. and Infor, Inc.
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
To increase our revenue, we must add new customers. Demand for our platform is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and release of new applications and features, technological change, growth or contraction in our addressable market, and accessibility across mobile devices, operating systems, and applications, and macroeconomic changes, including the impact of the COVID-19 pandemic, on the demand for technology solutions like ours. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of the COVID-19 pandemic. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
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
Because our recent growth has resulted in the expansion of our business, we do not have a long history upon which to base forecasts of customer renewal rates, customer upsells or future revenue. As a result, future operating results may be significantly below the expectations of investors, which could harm the market price of our Class B common stock.
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
Our operating results and key metrics could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, including:
•the expansion of our customer base;
•the size, duration and terms of our contracts with both existing and new customers;

•the introduction of products and product enhancements by competitors, and changes in pricing for products offered by us or our competitors;
•customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;
•changes in customers’ budgets;
•seasonal variations in our sales, which have generally historically been highest in our fourth fiscal quarter and lowest in the second and third fiscal quarters;
•the timing of satisfying revenue recognition criteria, particularly with regard to large transactions;
•the amount and timing of payment for expenses, including infrastructure costs to deliver our platform, research and development, sales and marketing expenses, employee benefit and stock-based compensation expenses and costs related to Domopalooza, our annual user conference that occurs in our first fiscal quarter;
•costs related to the hiring, training and maintenance of our direct sales force;
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate, including the impacts of the ongoing COVID-19 pandemic around the world.
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
We are, and may in the future become, subject to litigation or claims arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. For example, we currently have securities class-action complaints pending against us and certain of our current and former directors and officers, asserting violations of federal securities laws and seeking unspecified damages. We believe these lawsuits are without merit and intend to defend these cases vigorously. For more information about these complaints, see Part II, Item 1 (Legal Proceedings) of this report.
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
Our operations involve the storage and transmission of our customers’ sensitive and proprietary information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. If any unauthorized access to or security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering or otherwise, such an event or perceived event could result in the loss of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Further, we may make changes to our platform that customers do not find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any features or usage of our platform. We may also face unexpected problems or challenges in connection with new applications or feature introductions. Enhancements and changes to our platform could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately in terms of platform functionality and capability or to supply features that meets this demand in a timely fashion;
•inability to operate effectively with the technologies, systems or applications of existing or potential customers;
•defects, errors or failures;
•negative publicity about their performance or effectiveness;
•delays in releasing new enhancements and additional features to our platform to the market;
•the introduction or anticipated introduction of competing products;
•an ineffective sales force;
•poor business conditions for our end-customers, causing them to delay purchases;
•challenges with customer adoption and use of our platform on mobile devices or problems encountered in developing or supporting enhancements to our mobile applications; and
•the reluctance of customers to purchase subscriptions to software incorporating open source software.
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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing coronavirus pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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
Our operations depend, in part, on our ability to protect our facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at our facilities, the occurrence of a natural disaster, epidemic or pandemic (such as the COVID-19 pandemic), an act of terrorism, vandalism or sabotage, spikes in usage volume or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 74% and 76% of our total revenue for the three months ended April 30, 2019 and 2020, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
•the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;

•the need to localize and adapt our application for specific countries, including translation into foreign languages and associated expenses;
•potential changes in public or customer sentiment regarding cloud-based services or the ability of non-local enterprises to provide adequate data protection, particularly in the European Union;
•technical or latency issues in delivering our platform;
•dependence on certain third parties, including resellers with whom we do not have extensive experience;
•the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;
•unexpected changes in regulatory requirements, taxes or trade laws;
•differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in maintaining our company culture with a dispersed and distant workforce;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•limited or insufficient intellectual property protection, or the risk that our products may conflict with, infringe or otherwise violate foreign intellectual property;
•political instability or terrorist activities;
•requirements to comply with foreign privacy, information security, and data protection laws and regulations and the risks and costs of non-compliance;
•likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries;
•requirements to comply with U.S. export control and economic sanctions laws and regulations and other restrictions on international trade;
•likelihood that the United States and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties, which may prohibit the export of certain technology, products, and services to such persons;
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash should we desire to do so; and
•our ability to recruit and engage local channel and implementation partners.
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
We believe that maintaining and enhancing the Domo brand identity and our reputation are critical to our relationships with customers and channel partners and to our ability to attract new customers and channel partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:
•the efficacy of our marketing efforts;
•our ability to maintain a high-quality, innovative and error- and bug-free platform;
•our ability to obtain new customers and retain and increase usage by existing customers;
•our ability to maintain high customer satisfaction;

•the quality and perceived value of our platform;
•our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;
•our ability to successfully differentiate our platform from competitors’ products;
•actions of competitors and other third parties;
•our ability to provide customer support and professional services;
•any actual or perceived data breach or data loss, or misuse or perceived misuse of our platform;
•positive or negative publicity;
•interruptions, delays or attacks on our platform;
•challenges with customer adoption and use of our platform on mobile devices or problems encountered in developing or supporting enhancements to our mobile applications; and
•litigation or regulatory related developments.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2020, we had 115 issued U.S. patents covering our technology and 9 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
We may make acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:
•an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•the potential strain on our financial and managerial controls and reporting systems and procedures;
•potential known and unknown liabilities associated with an acquired company;
•if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;
•the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;
•to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
•managing the varying intellectual property protection strategies and other activities of an acquired company.
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
The trading price of our Class B common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The following factors, in addition to other risks described in this report, may have a significant effect on our Class B common stock price:
•actual or anticipated fluctuations in revenue and other operating results, including as a result of the addition or loss of any number of customers;
•announcements by us or competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in ratings, key metrics and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these analyst estimates or the expectations of investors;
•changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;
•the size of our public float;
•price and volume fluctuations in the trading of our Class B common stock and in the overall stock market, including as a result of trends in the economy as a whole or in the technology industry;
•the impact of the coronavirus pandemic, including on the global economy, our results of operations, enterprise software spending and business continuity;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including those relating to data privacy and data security;
•lawsuits threatened or filed against us for claims relating to intellectual property, employment issues or otherwise;
•actual or perceived data breach or data loss, misuse or perceived misuse of our platform;
•changes in our board of directors or management;
•short sales, hedging and other derivative transactions involving our Class B common stock;
•sales of large blocks of our common stock including sales by our executive officers, directors and significant stockholders; and
•other events or factors, including changes in general economic, industry and market conditions and trends, as well as any natural disasters that may affect our operations.
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
As of April 30, 2020, 25,548,251 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,664,907 and 128,333 were exercisable as of April 30, 2020, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2020, for example, approximately 401,130 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 49%, of our Class A and Class B common stock as of April 30, 2020 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of April 30, 2020, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 163,131 shares of Class B common stock. Collectively, these shares represent approximately 84% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.

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
Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions include the following:
•our dual-class common stock structure, which provides our holders of Class A common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•when the outstanding shares of Class A common stock represent less than a majority of the total combined voting power of our Class A and Class B common stock, or the voting threshold date, our board of directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;
•our amended and restated bylaws provide that, following the voting threshold date, approval of stockholders holding two-thirds of our outstanding voting power voting as a single class will be required for stockholders to amend or adopt any provision of our bylaws;
•our stockholders are able to take action by written consent for any matter until the voting threshold date;
•following the voting threshold date, vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•only the chairman of our board of directors, chief executive officer, a majority of our board of directors or, until the voting threshold date, a stockholder (or group of stockholders) holding at least 50% of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;
•certain litigation against us can only be brought in Delaware;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
We could remain an “emerging growth company” for up to five years following the first sale of our common stock pursuant to an effective registration statement under the Securities Act, or until the earliest of:
•the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion;

•the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or Exchange Act, which would occur if the market value of our Class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or
•the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. We expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company," and we would expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

DOMO, INC.

Date: June 8, 2020	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)