Form 10-Q
period 2020-07-31
DOMO, INC.
filed 2020-09-09
CIK 1505952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
OR
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
As of August 31, 2020, there were approximately 3,263,659 shares of the registrant's Class A common stock and 26,007,405 shares of the registrant's Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$80,843	$78,455
Short-term investments	17,967	4,899
Accounts receivable, net of allowances of $2,164 and $2,601 as of January 31, 2020 and July 31, 2020, respectively	47,967	34,933
Contract acquisition costs, net	12,676	12,872
Prepaid expenses and other current assets	12,809	9,756
Total current assets	172,262	140,915
Property and equipment, net	12,816	14,051
Right-of-use assets	—	10,214
Contract acquisition costs, noncurrent, net	17,083	16,008
Intangible assets, net	3,865	3,663
Goodwill	9,478	9,478
Other assets	1,234	806
Total assets	$216,738	$195,135
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,298	$1,774
Accrued expenses and other current liabilities	46,473	41,105
Lease liabilities	—	4,076
Deferred revenue	105,290	101,982
Total current liabilities	154,061	148,937
Lease liabilities, noncurrent	—	7,159
Deferred revenue, noncurrent	4,454	2,248
Other liabilities, noncurrent	6,329	6,584
Long-term debt	101,074	103,075
Total liabilities	265,918	268,003
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2020 and July 31, 2020; no shares issued and outstanding as of January 31, 2020 and July 31, 2020	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2020 and July 31, 2020; 3,264 shares issued and outstanding as of January 31, 2020 and July 31, 2020	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2020 and July 31, 2020; 24,986 and 26,007 shares issued and outstanding as of January 31, 2020 and July 31, 2020, respectively	25	26
Additional paid-in capital	988,141	1,007,022
Accumulated other comprehensive income	389	617
Accumulated deficit	(1,037,738)	(1,080,536)
Total stockholders' deficit	(49,180)	(72,868)
Total liabilities and stockholders' deficit	$216,738	$195,135
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Revenue:
Subscription	$34,873	$44,347	$69,264	$86,783
Professional services and other	6,787	6,784	13,194	12,909
Total revenue	41,660	51,131	82,458	99,692
Cost of revenue:
Subscription	8,816	8,811	16,851	17,916
Professional services and other	5,395	4,838	10,164	9,842
Total cost of revenue	14,211	13,649	27,015	27,758
Gross profit	27,449	37,482	55,443	71,934
Operating expenses:
Sales and marketing	29,501	27,384	65,450	56,480
Research and development	17,046	15,917	34,145	33,370
General and administrative	9,275	9,557	17,292	19,426
Total operating expenses	55,822	52,858	116,887	109,276
Loss from operations	(28,373)	(15,376)	(61,444)	(37,342)
Other expense, net	(2,482)	(2,417)	(4,807)	(5,141)
Loss before income taxes	(30,855)	(17,793)	(66,251)	(42,483)
Provision for income taxes	305	110	445	315
Net loss	$(31,160)	$(17,903)	$(66,696)	$(42,798)
Net loss per share, basic and diluted	$(1.14)	$(0.62)	$(2.45)	$(1.49)
Weighted-average number of shares used in computing net loss per share, basic and diluted	27,418	29,001	27,196	28,728
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Net loss	$(31,160)	$(17,903)	$(66,696)	$(42,798)
Foreign currency translation adjustments	(8)	273	(66)	230
Unrealized gains on securities available for sale	(2)	(1)	—	(2)
Comprehensive loss	$(31,170)	$(17,631)	$(66,762)	$(42,570)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	357,565	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(20,726)	—	(900)	—	—	(900)
Issuance of common stock under employee stock purchase plan	—	—	253,104	1	4,518	—	—	4,519
Exercise of stock options	—	—	61,844	—	1,338	—	—	1,338
Stock-based compensation expense	—	—	—	—	7,653	—	—	7,653
Exercise of common stock warrants	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(35,536)	(35,536)
Balance as of April 30, 2019	3,263,659	3	24,089,459	24	968,754	382	(947,618)	21,545
Vesting of restricted stock units	—	—	143,893	—	—	—		—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(3,677)	—	(112)	—		(112)
Exercise of stock options	—	—	4,928	—	93	—		93
Stock-based compensation expense	—	—	—	—	4,738	—		4,738
Other comprehensive loss	—	—	—	—	—	(10)		(10)
Net loss	—	—	—	—	—	—	(31,160)	(31,160)
Balance as of July 31, 2019	3,263,659	$3	24,234,603	$24	$973,473	$372	$(978,778)	$(4,906)

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	99,762	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(4,578)	—	(38)	—	—	(38)
Issuance of common stock under employee stock purchase plan	—	—	466,214	1	3,658	—	—	3,659
Exercise of stock options	—	—	1,155	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	6,499	—	—	6,499
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(24,895)	(24,895)
Balance as of April 30, 2020	3,263,659	3	25,548,251	26	998,271	345	(1,062,633)	(63,988)
Vesting of restricted stock units	—	—	396,680	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(24,222)	—	(485)	—	—	(485)
Issuance of common stock under employee stock purchase plan	—	—	(1,301)	—	(10)	—	—	(10)
Exercise of stock options	—	—	87,994	—	2,048	—	—	2,048
Stock-based compensation expense	—	—	—	—	7,198	—	—	7,198
Other comprehensive loss	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(17,903)	(17,903)
Balance as of July 31, 2020	3,263,659	$3	26,007,402	$26	$1,007,022	$617	$(1,080,536)	$(72,868)

See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2020
Cash flows from operating activities
Net loss	$(66,696)	$(42,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,616	2,364
Non-cash lease expense	—	1,953
Amortization of contract acquisition costs	5,495	6,920
Stock-based compensation expense	12,266	13,657
Other, net	(3)	1,822
Change in operating assets and liabilities:
Accounts receivable, net	17,285	13,034
Contract acquisition costs	(4,986)	(5,892)
Prepaid expenses and other	(3,388)	3,565
Accounts payable	(558)	(594)
Operating lease liabilities	—	(1,568)
Accrued expenses and other liabilities	(5,854)	(4,653)
Deferred revenue	(2,599)	(5,514)
Net cash used in operating activities	(45,422)	(17,704)
Cash flows from investing activities
Purchases of property and equipment	(3,177)	(3,154)
Purchases of securities available for sale	(78,944)	(11,149)
Proceeds from maturities of securities available for sale	43,500	24,300
Purchases of intangible assets	—	(105)
Net cash (used in) provided by investing activities	(38,621)	9,892
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	4,518	3,649
Shares repurchased for tax withholdings on vesting of restricted stock	(1,012)	(523)
Proceeds from exercise of stock options	1,431	2,059
Net cash provided by financing activities	4,937	5,185
Effect of exchange rate changes on cash and cash equivalents	72	239
Net decrease in cash and cash equivalents	(79,034)	(2,388)
Cash and cash equivalents at beginning of period	176,973	80,843
Cash and cash equivalents at end of period	$97,939	$78,455
Supplemental disclosures of cash flow information
Cash paid for income taxes	$17	$390
Cash paid for interest	$4,915	$3,778
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$259	$231
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2020, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' equity (deficit) for the three and six months ended July 31, 2020 and the condensed consolidated statements of cash flows for the six months ended July 31, 2019 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2020 and its results of operations for the three and six months ended July 31, 2019 and 2020 and its cash flows for the six months ended July 31, 2019 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2021 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2020, included in the Company's Annual Report on Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation; useful lives of fixed assets; capitalization and estimated useful life of internal-use software; the incremental borrowing rate used to calculate the present value of capitalized leases; valuation estimates used when evaluating impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2020 and July 31, 2020.
Short-Term Investments
The Company’s short-term investments are primarily comprised of investments such as commercial paper, U.S. treasury securities, asset-backed securities and corporate debt securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
Contract Acquisition Costs
Contract acquisition costs, net are stated at cost net of accumulated amortization and primarily consist of deferred sales commissions, which are considered incremental and recoverable costs of obtaining a contract with a customer. Contract acquisition costs for initial contracts are deferred and then amortized on a straight-line basis over the period of benefit, which the Company has determined to be approximately four years. The period of benefit is determined by taking into consideration contractual terms, expected customer life, changes in the Company's technology and other factors. Contract acquisition costs for renewal contracts are not commensurate with contract acquisition costs for initial contracts and are recorded as expense when incurred if the period of benefit is one year or less. If the period of benefit is greater than one year, costs are deferred and then amortized on a straight-line basis over the period of benefit, which the Company has determined to be two years. Contract acquisition costs related to professional services and other performance obligations with a period of benefit of one year or less are recorded as expense when incurred. Amortization of contract acquisition costs is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Amortization expense related to contract acquisition costs was $2.8 million and $3.5 million for the three months ended July 31, 2019 and 2020, respectively, and $5.5 million and $6.9 million for the six months ended July 31, 2019 and 2020, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied
Subscription Revenue
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.0 million and $3.3 million for the three months ended July 31, 2019 and 2020, respectively, and $4.3 million and $5.4 million for the six months ended July 31, 2019 and 2020, respectively.

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
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash denominated in currencies other than the United States dollar represented 9% and 13% of total cash, cash equivalents and short-term investments as of January 31, 2020 and July 31, 2020, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company invests its excess cash in money market funds and in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2019 and 2020 or more than 10% of accounts receivable as of January 31, 2020 and July 31, 2020.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
On February 1, 2020, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended July 31, 2020 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Upon adoption, the Company recognized cumulative operating lease liabilities of $12.8 million and operating right-of-use assets of $12.2 million.
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
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2020 and July 31, 2020 were as follows (in thousands):

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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	July 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$14,526	$—	$—	$14,526
Cash equivalents:
Money market funds	48,816	—	—	48,816
Certificates of deposit	15,113	—	—	15,113
Total cash and cash equivalents	78,455	—	—	78,455
Short-term investments:
Commercial paper	3,898	—	—	3,898
Asset-backed securities	1,001	—	—	1,001
Total short-term investments	4,899	—	—	4,899
Total cash, cash equivalents and short-term investments	$83,354	$—	$—	$83,354

All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of January 31, 2020 and July 31, 2020.

There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of July 31, 2020.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2020 and July 31, 2020 by level within the fair value hierarchy (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,654	$—	$—	$45,654
Certificates of deposit	—	15,021	—	15,021
Reverse repurchase agreements	—	4,200		4,200
Commercial paper	—	4,093		4,093
Corporate debt securities	—	1,500	—	1,500
Total cash equivalents	45,654	24,814	—	70,468
Short-term investments:
Commercial paper	—	10,567	—	10,567
U.S. treasury securities	5,000	—	—	5,000
Asset-backed securities	—	2,400	—	2,400
Total short-term investments	5,000	12,967	—	17,967
Total cash equivalents and short-term investments	$50,654	$37,781	$—	$88,435

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$48,816	$—	$—	$48,816
Certificates of deposit	—	15,113	—	15,113
Total cash equivalents	48,816	15,113	—	63,929
Short-term investments:
Commercial paper	—	3,898		3,898
Asset-backed securities	—	1,001	—	1,001
Total short-term investments	—	4,899	—	4,899
Total cash equivalents and short-term investments	$48,816	$20,012	$—	$68,828

During the three and six months ended July 31, 2019 and 2020, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2020	2020
Capitalized internal-use software development costs	$24,305	$27,179
Computer equipment and software	4,714	5,021
Leasehold improvements	1,155	1,372
Furniture, vehicles and office equipment	836	839
	31,010	34,411
Less accumulated depreciation and amortization	(18,194)	(20,360)
	$12,816	$14,051

Depreciation and amortization expense related to property and equipment was $1.7 million and $1.0 million for the three months ended July 31, 2019 and 2020, respectively, and $3.3 million and $2.1 million for the six months ended July 31, 2019 and 2020, respectively.

The Company capitalized $1.6 million and $1.5 million in software development costs during the three months ended July 31, 2019 and 2020, respectively, and $3.2 million and $2.9 million during the six months ended July 31, 2019 and 2020, respectively. Amortization of capitalized software development costs was $1.0 million and $0.7 million for the three months ended July 31, 2019 and 2020, respectively, and $1.8 million and $1.5 million for the six months ended July 31, 2019 and 2020, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2020	2020
Intellectual property excluding patents	$2,354	$2,459
Software licenses	1,603	1,603
Patents	950	950
	4,907	5,012
Less accumulated amortization	(1,042)	(1,349)
	$3,865	$3,663

Amortization expense related to intangible assets was $153,000 and $153,000 for the three months ended July 31, 2019 and 2020, respectively, and $307,000 and $307,000 for the six months ended July 31, 2019 and 2020, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 6.7 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2020	2020
Accrued expenses	$8,068	$9,139
Accrued payroll taxes	9,915	9,031
Accrued payroll and benefits	7,802	8,353
Accrued bonus	9,847	6,225
Accrued commissions	4,041	2,901
Employee stock purchase plan liability	3,016	2,535
Sales and other taxes payable	1,511	939
Other accrued liabilities	2,273	1,982
	$46,473	$41,105

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
Operating lease expense	$1,185	$2,524
Short-term lease expense	503	1,242
Total lease expense	$1,688	$3,766

Lease term and discount rate information are summarized as follows:

As of July 31, 2020
Weighted average remaining lease term (years)	4.6
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Maturities of lease liabilities as of July 31, 2020 are as follows (in thousands):

Year Ending January 31:
2021	$2,518
2022	4,322
2023	1,666
2024	1,072
2025	1,104
Thereafter	3,414
Total lease payments	14,096
Less imputed interest	(2,861)
Present value of lease liabilities	$11,235

The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to three years. Sublease income, which is recorded within other income, was $0.1 million and $0.2 million during the three and six months ended July 31, 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended July 31, 2020 was $0.9 million and $2.0 million, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2020 were as follows (in thousands):

Balance as of January 31, 2020		$109,744
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(67,272)
Professional services and other	(4,672)
Total		(71,944)
Increase due to billings excluding amounts recognized as revenue during the period		66,430
Balance as of July 31, 2020		$104,230

Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2020, approximately $219.1 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $83.6 million of this amount during the year ending January 31, 2021, with an additional $86.6 million being recognized during the year ending January 31, 2022, and the balance recognized thereafter. As of July 31, 2020, approximately $13.0 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $7.4 million of which is expected to be recognized during the year ending January 31, 2021, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
United States	$30,947	$38,731	$61,193	$75,573
Japan	4,091	5,534	8,310	10,624
Other	6,622	6,866	12,955	13,495
Total	$41,660	$51,131	$82,458	$99,692
Percentage of revenue by geographic area:
United States	74%	76%	74%	76%
Japan	10	11	10	11
Other	16	13	16	13

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2019 and 2020. As of July 31, 2020, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of July 31, 2020. The credit facility is secured by substantially all of the Company's assets.
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. This interest rate was approximately 7.0% as of July 31, 2020. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended July 31, 2019 and 2020, $0.7 million and $0.6 million of interest was capitalized, respectively, and $1.3 million and $1.3 million of interest was capitalized during the six months ended July 31, 2019 and 2020, respectively.
The credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is October 1, 2022, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The closing fee liability will be accreted to its full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the condensed consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the condensed consolidated balance sheets and are being amortized as interest expense in other expense, net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following:

	As of January 31,	As of July 31,
	2020	2020
Principal	$105,123	$106,458
Less: unamortized debt issuance costs	(4,049)	(3,383)
Net carrying amount	$101,074	$103,075

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.75 on January 31, 2020 and April 30, 2020; 0.70 on July 31, 2020 and October 31, 2020; 0.65 on January 31, 2021 and April 30, 2021; and 0.60 on July 31, 2021 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2020 and July 31, 2020.

The Company incurred interest expense of $3.2 million and $3.0 million for the three months ended July 31, 2019 and 2020, respectively, and $6.3 million and $6.0 million for the six months ended July 31, 2019 and 2020, respectively.
Stock Warrants
In connection with the credit facility described above, the Company issued warrants which are exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share. As of July 31, 2020, all of these warrants were outstanding and exercisable. See Note 13 for further details regarding stock warrants.
12. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
In October and November 2019, securities class action complaints were filed by certain stockholders of the Company against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
13. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2020 and July 31, 2020, no shares of preferred stock were issued and outstanding.
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
At January 31, 2020 and July 31, 2020, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2020 and July 31, 2020.
At January 31, 2020 and July 31, 2020, there were 500,000,000 shares of Class B common stock authorized and 24,985,698 and 26,007,402 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2020, there were 128,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at prices ranging from $17.8736 to $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2020, the number of shares available for grant under the 2018 Plan was increased by 1,412,467 shares. As of July 31, 2020, there were 4,794,022 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Cost of revenue:
Subscription	$67	$147	$190	$373
Professional services and other	60	118	153	221
Sales and marketing	2,041	2,543	6,049	4,369
Research and development	1,294	2,002	3,359	3,879
General and administrative	1,182	2,323	2,420	4,720
Interest expense	47	48	95	95
Total	$4,691	$7,181	$12,266	$13,657
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $0 and $14.95 per share for the three and six months ended July 31, 2019, respectively. During the three and six months ended July 31, 2019, 0 and 25,000 stock options were granted, respectively. No stock options were granted during the three and six months ended July 31, 2020.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2020:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	1,745,415	$23.91	4.6	$5,152
Exercised	(89,149)	23.09
Forfeited	(1,431)	27.95
Expired	(60,405)	35.79
Outstanding as of July 31, 2020	1,594,430	$23.50	4.1	$14,792
Vested and exercisable at July 31, 2020	1,561,627	$23.35	4.0	$14,734

The aggregate intrinsic value of options exercised was $42,000 and $1.1 million for the three months ended July 31, 2019 and 2020, respectively, and $1.1 million and $1.1 million for the six months ended July 31, 2019 and 2020, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2020 is based on the market closing price of the Company's Class B common stock on that date.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
As of July 31, 2020, there was $0.3 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.4 years.
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
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2020	2,176,805	$23.40
Granted	2,095,000	19.08
Vested	(496,442)	21.95
Canceled	(363,648)	22.63
Outstanding as of July 31, 2020	3,411,715	$21.02

As of July 31, 2020, there was $57.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2020, the number of shares available under the ESPP was increased by 423,740 shares. As of July 31, 2020, there were 900,706 shares available under the ESPP.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
As of July 31, 2020, a total of 1,745,938 shares were issuable to employees based on contribution elections made under the ESPP. As of July 31, 2020, total unrecognized stock-based compensation related to the ESPP was $4.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $0.3 million and $0.1 million for the three months ended July 31, 2019 and 2020, respectively, and $0.4 million and $0.3 million for the six months ended July 31, 2019 and 2020, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,
	2019		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(3,709)	$(27,451)	$(2,015)	$(15,888)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	24,154	3,264	25,737
Net loss per share, basic and diluted	$(1.14)	$(1.14)	$(0.62)	$(0.62)

	Six Months Ended July 31,
	2019		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(8,005)	$(58,691)	$(4,863)	$(37,935)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	23,932	3,264	25,464
Net loss per share, basic and diluted	$(2.45)	$(2.45)	$(1.49)	$(1.49)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)
weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Options to purchase common stock	465	353	538	206
Restricted stock units	1,179	1,639	1,321	1,031
Employee stock purchase program	128	741	214	1,242
Common stock warrants	54	48	59	28
	1,826	2,781	2,132	2,507

17. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2020 and July 31, 2020, the Company had $0.1 million and $6,000 receivable from these customers, respectively. As of January 31, 2020 and July 31, 2020, amounts payable to these vendors were immaterial. During the three months ended July 31, 2019 and 2020 and the six months ended July 31, 2019 and 2020, the Company recognized revenue of $0.3 million, $0.2 million, $0.6 million and $0.4 million, respectively, related to these customers. During the three months ended July 31, 2019 and 2020 and the six months ended July 31, 2019 and 2020, the Company recognized expense of $0.1 million, $0.2 million, $0.2 million and $0.4 million, respectively, related to these vendors.
18. Subsequent Events
In August 2020, the Company entered into an amendment to the credit facility which extended the maturity date for the outstanding loan to April 1, 2025. The amendment also added a minimum cash requirement of $10.0 million, revised the maximum debt ratio financial covenant, and included an amendment fee of $5.0 million. The amendment fee, along with its accrued interest, is to be capitalized and paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
Upon execution of the August 2020 amendment, the Company issued 100,000 fully vested warrants to purchase Class B common stock with an exercise price of $0.01, adjusted for stock splits and combinations. These warrants have an expiration date of August 7, 2023.

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
A majority of our customers subscribe to our services through multi-year contracts. As of July 31, 2020, 60% of our customers were under multi-year contracts, compared to 55% of customers as of January 31, 2020. The high percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance, but have recently seen an increase in semi-annual and quarterly billing terms. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021.
We had total revenue of $41.7 million and $51.1 million for the three months ended July 31, 2019 and 2020, respectively, reflecting a year-over-year increase of 23%. For the six months ended July 31, 2019 and 2020, we had total revenue of $82.5 million and $99.7 million, respectively, representing year-over-year growth of 21%. Our enterprise customers were a key driver of revenue growth, with revenue of $19.8 million and $26.1 million for the three months ended July 31, 2019 and 2020, respectively, or 32% year-over-year growth. For the six months ended July 31, 2019 and 2020, revenue from enterprise customers was $39.2 million and $49.9 million, respectively, or 27% year-over-year growth. For the six months ended July 31, 2019 and 2020, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 74% and 76% or our total revenue for the three months ended July 31, 2019 and 2020, respectively.
We have incurred significant net losses since our inception, including net losses of $31.2 million and $17.9 million for the three months ended July 31, 2019 and 2020, respectively, and had an accumulated deficit of $1,080.5 million at July 31, 2020. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
We cannot reasonably predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with possible declines in billings and cash collections from customers, shifting certain of our customer events, such as Domopalooza, to online-only webcasts and restricting non-critical business travel by our employees. Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. These changes are expected to remain in effect in the third quarter of fiscal 2021 and will likely extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
We have entered into contracts totaling $4.6 million during the current fiscal year of annual recurring revenue with government entities to facilitate their response to the COVID-19 pandemic. Once the pandemic has subsided, these contracts may be at a higher risk of not renewing if Domo has not expanded the usage of the product beyond the pandemic use case. Domo is and will continue to pursue additional usage and use cases beyond the initial use case.
As of the date of this report, we do not yet know the full extent of the negative impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic. In addition, certain customers have pursued concessions such as lengthened payment terms or reduced contract length, which may materially and negatively impact our operating results, financial condition and prospects. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
As of July 31, 2020, we had over 1,800 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. Our enterprise customers accounted for 48% and 51% of our revenue for the three months ended July 31, 2019 and 2020, respectively, and 48% and 50% for the six months ended July 31, 2019 and 2020, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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

An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate for the twelve months ended July 31, 2020 was 88%.
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
Sales and marketing expense as a percentage of total revenue has improved from 71% for the three months ended July 31, 2019 to 54% for the three months ended July 31, 2020.
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
Research and development expense as a percentage of total revenue has improved from 41% for the three months ended July 31, 2019 to 31% for the three months ended July 31, 2020.
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
The following table sets forth our billings for the three and six months ended July 31, 2019 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Billings (in thousands)	$38,794	$47,641	$79,859	$94,178

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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing staff and commissions. Other sales and marketing costs include digital marketing programs and promotional events to promote our brand, including Domopalooza, our annual user conference, as well as tradeshows, advertising and allocated overhead. Contract acquisition costs, including sales commissions, are deferred and then amortized on a straight-line basis over the period of benefit, which we have determined to be approximately four years for initial contracts. Contract acquisition costs related to renewal contracts and professional services are recorded as expense when incurred if the period of benefit is one year or less. If the period of benefit is greater than one year, costs are deferred and then amortized on a straight-line basis over the period of benefit, which the Company has determined to be two years.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Revenue:	(in thousands)
Subscription	$34,873	$44,347	$69,264	$86,783
Professional services and other	6,787	6,784	13,194	12,909
Total revenue	41,660	51,131	82,458	99,692
Cost of revenue:
Subscription(1)	8,816	8,811	16,851	17,916
Professional services and other(1)	5,395	4,838	10,164	9,842
Total cost of revenue	14,211	13,649	27,015	27,758
Gross profit	27,449	37,482	55,443	71,934
Operating expenses:
Sales and marketing(1)	29,501	27,384	65,450	56,480
Research and development(1)	17,046	15,917	34,145	33,370
General and administrative(1)(2)(3)	9,275	9,557	17,292	19,426
Total operating expenses	55,822	52,858	116,887	109,276
Loss from operations	(28,373)	(15,376)	(61,444)	(37,342)
Other expense, net(1)	(2,482)	(2,417)	(4,807)	(5,141)
Loss before income taxes	(30,855)	(17,793)	(66,251)	(42,483)
Provision for income taxes	305	110	445	315
Net loss	$(31,160)	$(17,903)	$(66,696)	$(42,798)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Cost of revenue:		(in thousands)
Subscription	$67	$147	$190	$373
Professional services and other	60	118	153	221
Sales and marketing	2,041	2,543	6,049	4,369
Research and development	1,294	2,002	3,359	3,879
General and administrative	1,182	2,323	2,420	4,720
Other expense, net	47	48	95	95
Total	$4,691	$7,181	$12,266	$13,657

(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended July 31, 2019 and 2020, respectively, and $40,000 and $40,000 for the six months ended July 31, 2019 and 2020, respectively.

(3)Includes reversals of contingent tax-related accruals of $0 for the three months ended July 31, 2019 and 2020 and $1.3 million and $0 for the six months ended July 31, 2019 and 2020, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Revenue:
Subscription	84%	87%	84%	87%
Professional services and other	16	13	16	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription	21	17	20	18
Professional services and other	13	10	13	10
Total cost of revenue	34	27	33	28
Gross margin	66	73	67	72
Operating expenses:
Sales and marketing	71	54	79	57
Research and development	41	31	41	33
General and administrative	22	18	22	19
Total operating expenses	134	103	142	109
Loss from operations	(68)	(30)	(75)	(37)
Other expense, net	(6)	(5)	(6)	(5)
Loss before income taxes	(74)	(35)	(81)	(42)
Provision for income taxes	1	—	1	—
Net loss	(75)%	(35)%	(82)%	(42)%

Discussion of the Three Months Ended July 31, 2019 and 2020
Revenue

	Three Months Ended July 31,
	2019	2020	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$34,873	$44,347	$9,474	27%
Professional services and other	6,787	6,784	(3)	—
Total revenue	$41,660	$51,131	$9,471	23
Percentage of revenue:
Subscription	84%	87%
Professional services and other	16	13
Total	100%	100%
Total revenue was $51.1 million for the three months ended July 31, 2020, compared to $41.7 million for the three months ended July 31, 2019, an increase of $9.5 million, or 23%. Subscription revenue was $44.3 million, or 87% of total revenue, for the three months ended July 31, 2020, compared to $34.9 million, or 84% of total revenue, for the three months ended July 31, 2019. The increase in subscription revenue was primarily due to a $7.0 million increase from new customers and a $2.5 million increase from existing customers. Our customer count increased 4% from July 31, 2019 to July 31, 2020.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2019	2020	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$8,816	$8,811	$(5)	—%
Professional services and other	5,395	4,838	(557)	(10)
Total cost of revenue	$14,211	$13,649	$(562)	(4)
Gross profit	$27,449	$37,482	$10,033	37
Gross margin:
Subscription	75%	80%
Professional services and other	21	29
Total gross margin	66	73
Cost of professional services and other revenue was $4.8 million for the three months ended July 31, 2020, compared to $5.4 million for the three months ended July 31, 2019, a decrease of $0.6 million, or 10%. This decrease is due to lower employee-related costs and decreased usage of outsourced services.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Services gross margin improved due to higher utilization of internal client services resources and timing of projects with higher margins.
We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended July 31,
	2019	2020	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$29,501	$27,384	$(2,117)	(7)%
Research and development	17,046	15,917	(1,129)	(7)
General and administrative	9,275	9,557	282	3
Total operating expenses	$55,822	$52,858	$(2,964)	(5)
Percentage of revenue:
Sales and marketing	71%	54%
Research and development	41	31
General and administrative	22	18
Sales and marketing expenses were $27.4 million for the three months ended July 31, 2020, compared to $29.5 million for the three months ended July 31, 2019, a decrease of $2.1 million, or 7%. The change was primarily due to a $1.9 million decrease in employee-related costs, attributable to lower headcount.
Sales and marketing expense as a percentage of total revenue decreased from 71% in the three months ended July 31, 2019 to 54% in the three months ended July 31, 2020. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term as we gain efficiencies in our sales and marketing organization.
Research and development expenses were $15.9 million for the three months ended July 31, 2020, compared to $17.0 million for the three months ended July 31, 2019, a decrease of $1.1 million, or 7%. The change was primarily due to a $1.0 million decrease in employee-related costs, attributable to lower headcount.

Research and development expense as a percentage of revenue decreased from 41% in the three months ended July 31, 2019 to 31% in the three months ended July 31, 2020. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $9.6 million for the three months ended July 31, 2020, compared to $9.3 million for the three months ended July 31, 2019, an increase of $0.3 million, or 3%. Employee-related costs increased by $0.8 million primarily due to stock-based compensation associated with RSU grants. This was partially offset by a $0.3 million decline in travel costs due to restrictions related to COVID-19.
General and administrative expenses as a percent of revenue decreased from 22% in the three months ended July 31, 2019 to 18% in the three months ended July 31, 2020. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to additional costs associated with operating as a public company including incremental costs for accounting, legal, compliance, insurance, and investor relations.
Other Expense, Net

	Three Months Ended July 31,
	2019	2020	$ Change	% Change
		(in thousands)
Other expense, net	$(2,482)	$(2,417)	$65	3%
Other expense, net decreased by $0.1 million, or 3%. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility and interest income to decrease over time in conjunction with the expected use of cash to fund our operations. Other expense, net also includes foreign currency gains and losses resulting from market changes in foreign currency exchange rates related to certain balances denominated in a foreign currency. We expect foreign currency gains and losses could become more pronounced as we continue to expand our foreign operations.
Provision for Income Taxes

	Three Months Ended July 31,
	2019	2020	$ Change	% Change
		(in thousands)
Provision for income taxes	$305	$110	$(195)	(64)%
Provision for income taxes decreased by $0.2 million. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Six Months Ended July 31, 2019 and 2020
Revenue

	Six Months Ended July 31,
	2019	2020	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$69,264	$86,783	$17,519	25%
Professional services and other	13,194	12,909	(285)	(2)
Total revenue	$82,458	$99,692	$17,234	21
Percentage of revenue:
Subscription	84%	87%
Professional services and other	16	13
Total	100%	100%
Total revenue was $99.7 million for the six months ended July 31, 2020, compared to $82.5 million for the six months ended July 31, 2019, an increase of $17.2 million, or 21%. Subscription revenue was $86.8 million, or 87% of total revenue, for the six months ended July 31, 2020, compared to $69.3 million, or 84% of total revenue, for the six months ended July 31, 2019. The increase in subscription revenue was primarily due to a $12.9 million increase from new customers and a $4.6 million increase from existing customers. Our customer count increased 4% from July 31, 2019 to July 31, 2020.
Professional services and other revenue was $12.9 million, or 13% of total revenue, for the six months ended July 31, 2020, compared to $13.2 million, or 16% of total revenue, for the six months ended July 31, 2019. This decrease is due to lower training revenue.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2019	2020	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$16,851	$17,916	$1,065	6%
Professional services and other	10,164	9,842	(322)	(3)
Total cost of revenue	$27,015	$27,758	$743	3
Gross profit	$55,443	$71,934	$16,491	30
Gross margin:
Subscription	76%	79%
Professional services and other	23	24
Total gross margin	67	72
Cost of subscription revenue was $17.9 million for the six months ended July 31, 2020, compared to $16.9 million for the six months ended July 31, 2019, an increase of $1.1 million, or 6%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $9.8 million for the six months ended July 31, 2020, compared to $10.2 million for the six months ended July 31, 2019, a decrease of $0.3 million, or 3%. This decrease is primarily due to lower employee-related costs and decreased usage of outsourced services.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Services gross margin improved due to higher utilization of internal client services resources.
Operating Expenses

	Six Months Ended July 31,
	2019	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$65,450	$56,480	$(8,970)	(14)%
Research and development	34,145	33,370	(775)	(2)
General and administrative	17,292	19,426	2,134	12
Total operating expenses	$116,887	$109,276	$(7,611)	(7)
Percentage of revenue:
Sales and marketing	79%	57%
Research and development	41	33
General and administrative	22	19
Sales and marketing expenses were $56.5 million for the six months ended July 31, 2020, compared to $65.5 million for the six months ended July 31, 2019, a decrease of $9.0 million, or 14%. The change was primarily due to a $4.0 million decrease in employee-related costs due to lower headcount. Marketing expenses decreased by $3.5 million due to lower marketing event activity as a result of restrictions related to COVID-19. Travel-related costs decreased by $2.1 million, also due to COVID-19 restrictions. Commission expense increased by $1.5 million due to higher sales and contract labor decreased by $0.7 million due to reduced usage of marketing contractors.
Sales and marketing expense as a percentage of total revenue decreased from 79% in the six months ended July 31, 2019 to 57% in the six months ended July 31, 2020.
Research and development expenses were $33.4 million for the six months ended July 31, 2020, compared to $34.1 million for the six months ended July 31, 2019, a decrease of $0.8 million, or 2%. Employee-related costs decreased by $0.8 million due to lower headcount.
Research and development expense as a percentage of revenue decreased from 41% in the six months ended July 31, 2019 to 33% in the six months ended July 31, 2020.
General and administrative expenses were $19.4 million for the six months ended July 31, 2020, compared to $17.3 million for the six months ended July 31, 2019, an increase of $2.1 million, or 12%. Employee-related costs increased by $3.4 million primarily due to stock-based compensation associated with RSU grants. Travel-related expenses decreased by $0.5 million due to restrictions related to COVID-19. Recruiting fees decreased by $0.5 million.
General and administrative expenses as a percent of revenue decreased from 22% in the six months ended July 31, 2019 to 19% in the six months ended July 31, 2020.
Other Income (Expense), Net

	Six Months Ended July 31,
	2019	2020	$ Change	% Change
	(in thousands)
Other expense, net	$(4,807)	$(5,141)	$(334)	7%
Other expense, net increased by $0.3 million, or 7%. This is due to decreased interest income of $1.5 million, offset by the impact of foreign currencies, which decreased expense by $0.7 million. Interest expense related to the credit facility decreased by $0.3 million.
Provision for Income Taxes

	Six Months Ended July 31,
	2019	2020	$ Change	% Change
	(in thousands)
Provision for income taxes	$445	$315	$(130)	(29)%
Provision for income taxes decreased $0.1 million due to refunds received in the six months ended July 31, 2020.
Liquidity and Capital Resources
As of July 31, 2020, we had $78.5 million of cash and cash equivalents and $4.9 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We also have a $100 million credit facility, all of which had been drawn as of July 31, 2020.
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
Credit Facility
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2020. The term loan maturity date is October 1, 2022 with a closing fee of $7.0 million. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2020, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2020 and July 31, 2020. The credit facility is secured by substantially all of our assets.
In August 2020, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan to April 1, 2025. The amendment also added a minimum cash requirement of $10.0 million, revised the maximum debt ratio financial covenant, and included an amendment fee of $5.0 million. The amendment fee, along with its accrued interest, is to be capitalized and paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2019	2020
	(in thousands)
Net cash used in operating activities	$(45,422)	$(17,704)
Net cash (used in) provided by investing activities	(38,621)	9,892
Net cash provided by financing activities	4,937	5,185
Operating Activities
Net cash used in operating activities is significantly influenced by the amount of cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, and the costs to provide our cloud-

based platform and related outsourced professional services to our customers. These outflows are partially offset by the amount and timing of payments received from our customers.
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
Net cash used in operating activities during the six months ended July 31, 2020 consisted of cash outflows of $127.0 million exceeding the $109.3 million of cash collected from customers. Significant components of cash outflows included $75.7 million for personnel costs and $26.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of purchases of short-term investments and property and equipment purchases. Significant components of purchased property and equipment include capitalized development costs related to internal-use software and computer equipment and software for our data center.
Net cash used in investing activities during the six months ended July 31, 2019 consisted primarily of $78.9 million of purchases of short-term investments, offset by $43.5 million from maturities of short-term investments. The remaining amount consisted of $2.9 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment..
Net cash provided by investing activities during the six months ended July 31, 2020 consisted primarily of $24.3 million from maturities of short-term investments, offset by $11.1 million of purchases of short-term investments. The remaining amount consisted of $2.7 million of capitalized development costs related to internal-use software and $0.5 million of purchased property and equipment.
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
Net cash provided by financing activities for the six months ended July 31, 2020 consisted primarily of $3.6 million of proceeds from shares issued in connection with our employee stock purchase plan and $2.1 million of proceeds received from stock option exercises, offset by $0.5 million used to repurchase shares for tax withholdings on release of restricted stock.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of July 31, 2020, we had $78.5 million of cash and cash equivalents and $4.9 million of short-term investments, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, certificates of deposit, reverse repurchase agreements, commercial paper, U.S. treasury securities, asset-backed securities, and corporate debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2020. The term loans mature on October 1, 2022. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2020, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2020, we had total debt outstanding with a carrying amount of $103.1 million, which approximates fair value. A hypothetical 10% change in interest rates after July 31, 2020 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In October 2019, a securities class action complaint captioned Patton v. Domo, Inc., et. al, Case No. 2:19-cv-00781-DAK-EJF, was filed by a stockholder of the Company in the U.S. District Court for the District of Utah against the Company and certain of the Company's current and former officers and directors alleging violations of securities laws and seeking unspecified damages. On April 7, 2020, the court granted EXKAE Ltd.’s motion for appointment as lead plaintiff. On May 22, 2020, the lead plaintiff filed an amended complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with the Company’s June 2018 initial public offering and during a purported class period from June 28, 2020 through September 5, 2019. On July 8, 2020, the defendants filed a motion to dismiss the complaint. The motion will not be fully briefed until September 18, 2020, and a hearing has not yet been scheduled. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. In January 2020, the defendants filed a motion to stay the Volonte action in favor of the Patton action. On July 22, 2020, the court denied the defendants' motion to stay. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. The motion will not be fully briefed until September 9, 2020 and a hearing has not yet been scheduled. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
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
We incurred net losses of $31.2 million and $17.9 million for the three months ended July 31, 2019 and 2020, respectively, and had an accumulated deficit of $1,080.5 million at July 31, 2020. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 22% in the fiscal year ended January 31, 2020 compared to the prior year; however, revenue grew only 21% in the six months ended July 31, 2020 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,080.5 million as of July 31, 2020. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $45.4 million and $17.7 million for the six months ended July 31, 2019 and 2020, respectively.  As of July 31, 2020, we had cash and cash equivalents of $78.5 million, short-term investments of $4.9 million and no amounts available to draw under our credit facility.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation and enforcement remain uncertain. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Numerous or stringent state privacy laws could increase our potential liability and adversely affect our business.
In addition, several foreign countries and governmental bodies, including the European Union, or E.U., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR became effective and substantially replaced the data protection laws of the individual European Union member states. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the CJEU, Europe's highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the Model Clauses. The impact of this decision on the ability to lawfully transfer personal data from the E.U. and Switzerland to the U.S. is being assessed and guidance from regulators and advisory bodies is awaited. It is possible that the decision will restrict the ability to transfer personal data from the E.U. and Switzerland to the U.S. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U. and Switzerland to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the E.U. and Switzerland to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and Switzerland relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period scheduled to end on December 31, 2020. The United Kingdom’s departure from the E.U. and ongoing negotiations related to the United Kingdom’s future trade and other relationships with the E.U. have created uncertainty with regard to the future regulation of data protection in the United Kingdom. The United Kingdom has enacted a Data Protection Act that substantially implements the GDPR. Uncertainty remains, however, regarding how matters such as cross-border data transfers involving the United Kingdom will be handled in the medium to long term. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 74% and 76% of our total revenue for the six months ended July 31, 2019 and 2020, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2020, we had 118 issued U.S. patents covering our technology and 12 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. Anti-corruption, anti-bribery, and anti-money laundering laws have been enforced aggressively in recent years and are interpreted broadly and generally prohibit companies and their directors, officers, employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Such laws apply to our agents/

third parties, and we leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, these policies and procedures were only recently adopted and we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, a significant diversion of management's resources and attention or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Cocolalla, LLC holds all of the shares of the Class A common stock, and our founder and chief executive officer Joshua G. James, who is the managing member of Cocolalla, LLC, controls approximately 83% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Our founder and chief executive officer may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
As of July 31, 2020, 26,007,402 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,561,627 and 128,333 were exercisable as of July 31, 2020, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In September 2020, for example, approximately 166,210 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 48%, of our Class A and Class B common stock as of July 31, 2020 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of July 31, 2020, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 163,131 shares of Class B common stock. Collectively, these shares represent approximately 83% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
We are an emerging growth company, and for as long as we continue to be an emerging growth company, which we expect to be through the end of our 2021 fiscal year, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including:
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. We expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company," which we expect will occur at the end of our 2021 fiscal year, and we would expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

DOMO, INC.

Date: September 8, 2020	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)