Form 10-Q
period 2020-10-31
DOMO, INC.
filed 2020-12-10
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 30, 2020, there were approximately 3,263,659 shares of the registrant's Class A common stock and 26,685,608 shares of the registrant's Class B common stock outstanding.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described further in the section of this report captioned “Risk Factors,” which may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks include the following:

•the ongoing pandemic of coronavirus around the world could adversely impact our business and operating results;
•economic uncertainties or downturns could materially adversely affect our business;
•we have a history of losses and may never achieve profitability;
•we have a limited operating history, which makes it difficult to evaluate our prospects and future operating results;
•our ability to raise capital in the future may be limited, and if we fail to raise capital when needed in the future, we could be prevented from growing or could be forced to delay or eliminate product development efforts or other operations;
•if we are unable to attract new customers in a manner that is cost-effective, our revenue growth could be slower than we expect;
•if customers do not renew their contracts with us or reduce their committed subscription amount, our revenue will decline and our operating results and financial condition may be adversely affected;
•if customers do not expand their use of our platform or adopt additional use cases, our growth prospects, operating results and financial condition may be adversely affected;
•we face intense competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, growth, revenue and market share;
•third parties could make it difficult or prevent us from accessing their systems;
•if we fail to manage our growth effectively, our business and operating results will be adversely affected;
•we are subject to laws, regulation and other legal obligations related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business;
•if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities;
•third-party claims that we are infringing or otherwise violating the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses;
•our ability to protect and enforce our intellectual property rights; and
•the dual class structure of our common stock has the effect of concentrating voting control with our founder and chief executive officer.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$80,843	$83,813
Short-term investments	17,967	—
Accounts receivable, net of allowances of $2,164 and $3,450 as of January 31, 2020 and October 31, 2020, respectively	47,967	37,788
Contract acquisition costs, net	12,676	13,013
Prepaid expenses and other current assets	12,809	9,112
Total current assets	172,262	143,726
Property and equipment, net	12,816	14,259
Right-of-use assets	—	5,009
Contract acquisition costs, noncurrent, net	17,083	16,201
Intangible assets, net	3,865	3,515
Goodwill	9,478	9,478
Other assets	1,234	954
Total assets	$216,738	$193,142
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,298	$4,756
Accrued expenses and other current liabilities	46,473	45,911
Lease liabilities	—	4,169
Deferred revenue	105,290	103,075
Total current liabilities	154,061	157,911
Lease liabilities, noncurrent	—	2,693
Deferred revenue, noncurrent	4,454	3,182
Other liabilities, noncurrent	6,329	9,324
Long-term debt	101,074	98,548
Total liabilities	265,918	271,658
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2020 and October 31, 2020; no shares issued and outstanding as of January 31, 2020 and October 31, 2020	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2020 and October 31, 2020; 3,264 shares issued and outstanding as of January 31, 2020 and October 31, 2020	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2020 and October 31, 2020; 24,986 and 26,686 shares issued and outstanding as of January 31, 2020 and October 31, 2020, respectively	25	27
Additional paid-in capital	988,141	1,023,662
Accumulated other comprehensive income	389	549
Accumulated deficit	(1,037,738)	(1,102,757)
Total stockholders' deficit	(49,180)	(78,516)
Total liabilities and stockholders' deficit	$216,738	$193,142
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Revenue:
Subscription	$37,841	$46,906	$107,105	$133,689
Professional services and other	6,925	6,739	20,119	19,648
Total revenue	44,766	53,645	127,224	153,337
Cost of revenue:
Subscription	9,045	9,372	25,896	27,288
Professional services and other	5,418	5,106	15,582	14,948
Total cost of revenue	14,463	14,478	41,478	42,236
Gross profit	30,303	39,167	85,746	111,101
Operating expenses:
Sales and marketing	29,784	29,609	95,234	86,089
Research and development	17,578	16,504	51,723	49,874
General and administrative	9,590	11,929	26,882	31,355
Total operating expenses	56,952	58,042	173,839	167,318
Loss from operations	(26,649)	(18,875)	(88,093)	(56,217)
Other expense, net	(2,368)	(3,215)	(7,175)	(8,356)
Loss before income taxes	(29,017)	(22,090)	(95,268)	(64,573)
Provision for income taxes	84	131	529	446
Net loss	$(29,101)	$(22,221)	$(95,797)	$(65,019)
Net loss per share, basic and diluted	$(1.05)	$(0.75)	$(3.50)	$(2.24)
Weighted-average number of shares used in computing net loss per share, basic and diluted	27,638	29,533	27,345	28,998
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Net loss	$(29,101)	$(22,221)	$(95,797)	$(65,019)
Foreign currency translation adjustments	53	(68)	(13)	162
Unrealized gains (losses) on securities available for sale	6	—	6	(2)
Comprehensive loss	$(29,042)	$(22,289)	$(95,804)	$(64,859)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	357,565	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(20,726)	—	(900)	—	—	(900)
Issuance of common stock under employee stock purchase plan	—	—	253,104	1	4,518	—	—	4,519
Exercise of stock options	—	—	61,844	—	1,338	—	—	1,338
Stock-based compensation expense	—	—	—	—	7,653	—	—	7,653
Exercise of common stock warrants	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(35,536)	(35,536)
Balance as of April 30, 2019	3,263,659	3	24,089,459	24	968,754	382	(947,618)	21,545
Vesting of restricted stock units	—	—	143,893	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(3,677)	—	(112)	—	—	(112)
Exercise of stock options	—	—	4,928	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	4,738	—	—	4,738
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(31,160)	(31,160)
Balance as of July 31, 2019	3,263,659	3	24,234,603	24	973,473	372	(978,778)	(4,906)
Vesting of restricted stock units	—	—	110,561	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(5,522)	—	(98)	—	—	(98)
Issuance of common stock under employee stock purchase plan	—	—	253,174	1	3,293	—	—	3,294
Exercise of stock options	—	—	9,392	—	70	—	—	70
Stock-based compensation expense	—	—	—	—	5,501	—	—	5,501
Other comprehensive loss	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(29,101)	(29,101)
Balance as of October 31, 2019	3,263,659	$3	24,602,208	$25	$982,239	$431	$(1,007,879)	$(25,181)

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	99,762	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(4,578)	—	(38)	—	—	(38)
Issuance of common stock under employee stock purchase plan	—	—	466,214	1	3,658	—	—	3,659
Exercise of stock options	—	—	1,155	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	6,499	—	—	6,499
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(24,895)	(24,895)
Balance as of April 30, 2020	3,263,659	3	25,548,251	26	998,271	345	(1,062,633)	(63,988)
Vesting of restricted stock units	—	—	396,680	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(24,222)	—	(485)	—	—	(485)
Issuance of common stock under employee stock purchase plan	—	—	(1,301)	—	(10)	—	—	(10)
Exercise of stock options	—	—	87,994	—	2,048	—	—	2,048
Stock-based compensation expense	—	—	—	—	7,198	—	—	7,198
Other comprehensive loss	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(17,903)	(17,903)
Balance as of July 31, 2020	3,263,659	3	26,007,402	26	1,007,022	617	(1,080,536)	(72,868)
Vesting of restricted stock units	—	—	188,766	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(5,174)	—	(194)	—	—	(194)
Issuance of common stock under employee stock purchase plan	—	—	395,387	1	3,098	—	—	3,099
Exercise of stock options	—	—	30,719	—	446	—	—	446
Stock-based compensation expense	—	—	—	—	10,192	—	—	10,192
Exercise of common stock warrants	—	—	68,508	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	3,098	—	—	3,098
Other comprehensive loss	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(22,221)	(22,221)
Balance as of October 31, 2020	3,263,659	$3	26,685,608	$27	$1,023,662	$549	$(1,102,757)	$(78,516)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2020
Cash flows from operating activities
Net loss	$(95,797)	$(65,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,307	3,490
Non-cash lease expense	—	2,997
Amortization of contract acquisition costs	8,503	10,577
Stock-based compensation expense	17,748	23,948
Other, net	816	3,456
Change in operating assets and liabilities:
Accounts receivable, net	14,370	10,179
Contract acquisition costs	(9,017)	(9,939)
Prepaid expenses and other	(362)	4,039
Accounts payable	304	2,397
Operating lease liabilities	—	(2,564)
Accrued expenses and other liabilities	(3,876)	506
Deferred revenue	(2,937)	(3,487)
Net cash used in operating activities	(64,941)	(19,420)
Cash flows from investing activities
Purchases of property and equipment	(4,860)	(4,259)
Purchases of securities available for sale	(93,331)	(11,149)
Proceeds from maturities of securities available for sale	71,500	29,200
Purchases of intangible assets	—	(111)
Net cash (used in) provided by investing activities	(26,691)	13,681
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	7,812	6,748
Shares repurchased for tax withholdings on vesting of restricted stock	(1,110)	(717)
Proceeds from exercise of stock options	1,501	2,505
Net cash provided by financing activities	8,203	8,536
Effect of exchange rate changes on cash and cash equivalents	(33)	173
Net (decrease) increase in cash and cash equivalents	(83,462)	2,970
Cash and cash equivalents at beginning of period	176,973	80,843
Cash and cash equivalents at end of period	$93,511	$83,813
Supplemental disclosures of cash flow information
Cash paid for income taxes	$327	$626
Cash paid for interest	$7,030	$5,666
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$366	$362
Debt issuance costs in other liabilities, noncurrent	$—	$3,395
Issuance of warrants in connection with credit facility	$—	$3,098
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
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31.
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2020, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' equity (deficit) for the three and nine months ended October 31, 2020 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2019 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2020 and its results of operations for the three and nine months ended October 31, 2019 and 2020 and its cash flows for the nine months ended October 31, 2019 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2021 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2020 and October 31, 2020.
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
Amortization expense related to contract acquisition costs was $3.0 million and $3.7 million for the three months ended October 31, 2019 and 2020, respectively, and $8.5 million and $10.6 million for the nine months ended October 31, 2019 and 2020, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Leases
As a result of the adoption of ASC 842, the Company has made changes to its accounting policies with respect to leases. At the inception of a contract, the Company determines whether the contract is or contains a lease. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. The Company has elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus not have an ROU asset or lease liability recognized on the balance sheet.
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
Contracts with Multiple Performance Obligations
Most of the Company's contracts with new customers contain multiple performance obligations, generally consisting of subscriptions and professional services. For these contracts, individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are determined based on historical standalone selling prices, taking into consideration overall pricing objectives, market conditions and other factors, including contract value, customer demographics, platform tier, and the number and types of users within the contract.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.1 million and $3.3 million for the three months ended October 31, 2019 and 2020, respectively, and $6.3 million and $8.7 million for the nine months ended October 31, 2019 and 2020, respectively.

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
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash denominated in currencies other than the United States dollar represented 9% and 14% of total cash, cash equivalents and short-term investments as of January 31, 2020 and October 31, 2020, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company invests its excess cash in money market funds and in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2019 and 2020 or more than 10% of accounts receivable as of January 31, 2020 and October 31, 2020.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
On February 1, 2020, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended October 31, 2020 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Upon adoption, the Company recognized cumulative operating lease liabilities of $12.8 million and operating right-of-use assets of $12.2 million.
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
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2020 and October 31, 2020 were as follows (in thousands):

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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	October 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$17,957	$—	$—	$17,957
Cash equivalents:
Money market funds	50,721	—	—	50,721
Certificates of deposit	15,135	—	—	15,135
Total cash and cash equivalents	$83,813	$—	$—	$83,813

All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of January 31, 2020.

There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with available for sale securities as of October 31, 2020.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2020 and October 31, 2020 by level within the fair value hierarchy (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,654	$—	$—	$45,654
Certificates of deposit	—	15,021	—	15,021
Reverse repurchase agreements	—	4,200	—	4,200
Commercial paper	—	4,093	—	4,093
Corporate debt securities	—	1,500	—	1,500
Total cash equivalents	45,654	24,814	—	70,468
Short-term investments:
Commercial paper	—	10,567	—	10,567
U.S. treasury securities	5,000	—	—	5,000
Asset-backed securities	—	2,400	—	2,400
Total short-term investments	5,000	12,967	—	17,967
Total cash equivalents and short-term investments	$50,654	$37,781	$—	$88,435

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,721	$—	$—	$50,721
Certificates of deposit	—	15,135	—	15,135
Total cash equivalents	$50,721	$15,135	$—	$65,856

During the three and nine months ended October 31, 2019 and 2020, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2020	2020
Capitalized internal-use software development costs	$24,305	$28,356
Computer equipment and software	4,714	5,077
Leasehold improvements	1,155	1,372
Furniture, vehicles and office equipment	836	839
	31,010	35,644
Less accumulated depreciation and amortization	(18,194)	(21,385)
	$12,816	$14,259

Depreciation and amortization expense related to property and equipment was $1.5 million and $0.9 million for the three months ended October 31, 2019 and 2020, respectively, and $4.8 million and $3.0 million for the nine months ended October 31, 2019 and 2020, respectively.

The Company capitalized $1.7 million and $1.2 million in software development costs during the three months ended October 31, 2019 and 2020, respectively, and $4.9 million and $4.1 million during the nine months ended October 31, 2019 and 2020, respectively. Amortization of capitalized software development costs was $1.0 million and $0.8 million for the three months ended October 31, 2019 and 2020, respectively, and $2.7 million and $2.3 million for the nine months ended October 31, 2019 and 2020, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2020	2020
Intellectual property excluding patents	$2,354	$2,465
Software licenses	1,603	1,603
Patents	950	950
	4,907	5,018
Less accumulated amortization	(1,042)	(1,503)
	$3,865	$3,515

Amortization expense related to intangible assets was $153,000 and $154,000 for the three months ended October 31, 2019 and 2020, respectively, and $461,000 and $461,000 for the nine months ended October 31, 2019 and 2020, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 6.5 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2020	2020
Accrued payroll taxes	$9,915	$11,221
Accrued bonus	9,847	9,267
Accrued expenses	8,068	8,922
Accrued payroll and benefits	7,802	8,784
Accrued commissions	4,041	3,774
Employee stock purchase plan liability	3,016	1,103
Sales and other taxes payable	1,511	1,059
Other accrued liabilities	2,273	1,781
	$46,473	$45,911

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
In October 2020, due to the decision to terminate one of its leases, the Company reduced the balances of its operating lease ROU assets and liabilities by $3.4 million and recorded an impairment charge of $0.8 million in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Operating lease expense	$2,096	$4,620
Short-term lease expense	598	1,840
Total lease expense	$2,694	$6,460

Lease term and discount rate information are summarized as follows:

As of October 31, 2020
Weighted average remaining lease term (years)	1.4
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Maturities of lease liabilities as of October 31, 2020 are as follows (in thousands):

Year Ending January 31:
2021	$1,249
2022	4,354
2023	1,841
2024	—
2025	—
Thereafter	—
Total lease payments	7,444
Less imputed interest	(582)
Present value of lease liabilities	$6,862

The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to three years. Sublease income, which is recorded within other income, was $0.1 million and $0.4 million during the three and nine months ended October 31, 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended October 31, 2020 was $1.1 million and $3.1 million, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2020 were as follows (in thousands):

Balance as of January 31, 2020		$109,744
Revenue recognized that was included in the deferred revenue balance at the beginning of the period:
Subscription	$(91,515)
Professional services and other	(5,607)
Total		(97,122)
Increase due to billings excluding amounts recognized as revenue during the period		93,635
Balance as of October 31, 2020		$106,257

Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2020, approximately $234.3 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $143.1 million of this amount during the twelve months following October 31, 2020, with the balance recognized thereafter. As of October 31, 2020, approximately $14.5 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $10.8 million of which is expected to be recognized during the twelve months following October 31, 2020, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
United States	$34,108	$40,509	$95,301	$116,082
Japan	4,181	5,660	12,491	16,284
Other	6,477	7,476	19,432	20,971
Total	$44,766	$53,645	$127,224	$153,337
Percentage of revenue by geographic area:
United States	76%	76%	75%	76%
Japan	9	11	10	11
Other	15	13	15	13

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2019 and 2020. As of October 31, 2020, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of October 31, 2020. The credit facility is secured by substantially all of the Company's assets.
In August 2020, the Company entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from October 1, 2022 to April 1, 2025. Per the amendment, the Company is required to comply with a financial covenant requiring the Company to maintain a minimum balance of unrestricted cash and cash equivalents equal to $10.0 million until the Company’s six-month adjusted cash flow is greater than zero. The amendment also revised the maximum debt ratio financial covenant and included an amendment fee of $5.0 million, which fee accrues interest at a rate of 9.5% per year. The amendment fee, along with its accrued interest, is to be paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7.0% as of October 31, 2020. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended October 31, 2019 and 2020, $0.7 million and $0.6 million of interest was capitalized, respectively, and $2.0 million and $2.0 million of interest was capitalized during the nine months ended October 31, 2019 and 2020, respectively.
The credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is October 1, 2022, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee and the amendment fee described above, these fees were recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. These liabilities will be accreted to their full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the condensed consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the condensed consolidated balance sheets and are being amortized as interest expense in other expense, net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

The balances in long-term debt consisted of the following:

	As of January 31,	As of October 31,
	2020	2020
Principal	$105,123	$107,140
Less: unamortized debt issuance costs	(4,049)	(8,592)
Net carrying amount	$101,074	$98,548

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.750 on January 31, 2020 and April 30, 2020; 0.625 on July 31, 2020 and October 31, 2020; 0.600 on January 31, 2021 and April 30, 2021; and 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2020 and October 31, 2020.

The Company incurred interest expense of $3.2 million and $3.3 million for the three months ended October 31, 2019 and 2020, respectively, and $9.5 million and $9.3 million for the nine months ended October 31, 2019 and 2020, respectively.
Stock Warrants
In connection with the credit facility described above, the Company issued warrants which are exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share. These warrants were net exercised in September 2020, resulting in the issuance of 68,508 shares of Class B common stock.
Upon execution of the August 2020 amendment, the Company issued an additional 100,000 fully vested warrants to purchase Class B common stock with an exercise price of $0.01. These warrants have an expiration date of August 7, 2023.
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
13. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2020 and October 31, 2020, no shares of preferred stock were issued and outstanding.
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
At January 31, 2020 and October 31, 2020, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2020 and October 31, 2020.
At January 31, 2020 and October 31, 2020, there were 500,000,000 shares of Class B common stock authorized and 24,985,698 and 26,685,608 shares of Class B common stock issued and outstanding, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Equity (Deficit) (Continued)
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2020, there were 103,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at prices ranging from $0.01 to $34.35 per share.
14. Equity Incentive Plans
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2020, the number of shares available for grant under the 2018 Plan was increased by 1,412,467 shares. As of October 31, 2020, there were 4,040,188 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Cost of revenue:
Subscription	$151	$377	$341	$750
Professional services and other	123	273	276	494
Sales and marketing	2,135	3,301	8,184	7,670
Research and development	1,493	2,716	4,852	6,595
General and administrative	1,533	3,452	3,953	8,172
Interest expense	47	172	142	267
Total	$5,482	$10,291	$17,748	$23,948
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $0 and $14.95 per share for the three and nine months ended

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
October 31, 2019, respectively. During the three and nine months ended October 31, 2019, 0 and 25,000 stock options were granted, respectively. No stock options were granted during the three and nine months ended October 31, 2020.
The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2020:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	1,745,415	$23.91	4.6	$5,152
Exercised	(119,868)	20.90
Forfeited	(1,446)	27.96
Expired	(71,935)	37.49
Outstanding as of October 31, 2020	1,552,166	$23.51	3.9	$13,622
Vested and exercisable at October 31, 2020	1,525,364	$23.37	3.8	$13,601

The aggregate intrinsic value of options exercised was $141,000 and $0.8 million for the three months ended October 31, 2019 and 2020, respectively, and $1.2 million and $1.9 million for the nine months ended October 31, 2019 and 2020, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of October 31, 2020 is based on the market closing price of the Company's Class B common stock on that date.

As of October 31, 2020, there was $0.2 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.4 years.
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
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2020	2,176,805	$23.40
Granted	2,965,774	24.62
Vested	(685,208)	22.75
Canceled	(463,869)	23.00
Outstanding as of October 31, 2020	3,993,502	$24.44

As of October 31, 2020, there was $79.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.2 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the nine months ended October 31, 2020, the number of shares available under the ESPP was increased by 423,740 shares. As of October 31, 2020, there were 505,319 shares available under the ESPP.
The ESPP generally provides for consecutive overlapping 24-month offering periods comprising four six-month purchase periods; provided, however, that the first purchase period in the first offering period will have a duration of approximately nine months. The offering periods are scheduled to start on the first trading day on or after April 1 and October 1 of each year. The first offering period commenced on June 29, 2018 and is scheduled to end on the first trading day on or after October 1, 2020. The ESPP is intended to qualify as a tax-qualified plan under Section 423 of the Internal Revenue Code and permits participants to elect to purchase shares of Class B common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,000 shares during each purchase period.
In September 2020, the ESPP was amended for all offering periods beginning on or after September 18, 2020. The amended ESPP provides for consecutive overlapping 12-month offering periods comprising two six-month purchase periods. The offering periods are scheduled to start on the first trading day on or after April 1 and October 1 of each year. The amended ESPP is intended to qualify as a tax-qualified plan under Section 423 of the Internal Revenue Code and permits participants to elect to purchase shares of Class B common stock through payroll deductions of up to 25% of their eligible compensation. Under the amended ESPP, a participant may purchase a maximum of 300 shares during each purchase period.
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
As of October 31, 2020, a total of 1,466,077 shares were issuable to employees based on contribution elections made under the ESPP. As of October 31, 2020, total unrecognized stock-based compensation related to the ESPP was $7.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $0.1 million and $0.1 million for the three months ended October 31, 2019 and 2020, respectively, and $0.5 million and $0.4 million for the nine months ended October 31, 2019 and 2020, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,
	2019		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(3,437)	$(25,664)	$(2,456)	$(19,765)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	24,374	3,264	26,269
Net loss per share, basic and diluted	$(1.05)	$(1.05)	$(0.75)	$(0.75)

	Nine Months Ended October 31,
	2019		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(11,435)	$(84,362)	$(7,319)	$(57,700)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	24,081	3,264	25,734
Net loss per share, basic and diluted	$(3.50)	$(3.50)	$(2.24)	$(2.24)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Options to purchase common stock	465	594	537	297
Restricted stock units	1,184	1,964	1,314	1,470
Employee stock purchase program	106	1,342	166	941
Common stock warrants	12	125	48	130
	1,767	4,025	2,065	2,838

17. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2020 and October 31, 2020, the Company had $0.1 million and $0 receivable from these customers, respectively. As of January 31, 2020 and October 31, 2020, amounts payable to these vendors were immaterial.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
17. Related Party Transactions (Continued)
During the three months ended October 31, 2019 and 2020 and the nine months ended October 31, 2019 and 2020, the Company recognized revenue of $0.3 million, $0.1 million, $0.9 million and $0.5 million, respectively, related to these customers. During the three months ended October 31, 2019 and 2020 and the nine months ended October 31, 2019 and 2020, the Company recognized expense of $0.2 million, $0.2 million, $0.4 million and $0.6 million, respectively, related to these vendors.
18. Subsequent Events
In November 2020, the Company entered into an agreement to lease office space from its current landlord. The lease term commences on May 1, 2021 and runs for a period of approximately six years, with rent payments over the term of the lease totaling approximately $23.8 million.

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
A majority of our customers subscribe to our services through multi-year contracts. As of October 31, 2020, 59% of our customers were under multi-year contracts, compared to 55% of customers as of January 31, 2020. The high percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance, but have recently seen an increase in requests for semi-annual and quarterly billing terms. However, in our most recent quarter ended October 31, 2020, we have seen an overall improvement in the portion of total billings that are annual in advance. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2021.
Transaction price allocated to remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2019 and 2020, total RPO was $205.9 million and $248.8 million, respectively, representing year-over-year growth of 21%. The amount of RPO expected to be recognized as revenue in the next twelve months was $125.8 million and $153.9 million as of October 31, 2019 and 2020, respectively, representing year-over-year growth of 22%.
We had total revenue of $44.8 million and $53.6 million for the three months ended October 31, 2019 and 2020, respectively, reflecting a year-over-year increase of 20%. For the nine months ended October 31, 2019 and 2020, we had total revenue of $127.2 million and $153.3 million, respectively, representing year-over-year growth of 21%. Our enterprise customers were a key driver of revenue growth, with revenue of $20.4 million and $27.0 million for the three months ended October 31, 2019 and 2020, respectively, or 32% year-over-year growth. For the nine months ended October 31, 2019 and 2020, revenue from enterprise customers was $59.6 million and $76.9 million, respectively, or 29% year-over-year growth. For the nine months ended October 31, 2019 and 2020, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76% and 76% or our total revenue for the three months ended October 31, 2019 and 2020, respectively.
We have incurred significant net losses since our inception, including net losses of $29.1 million and $22.2 million for the three months ended October 31, 2019 and 2020, respectively, and had an accumulated deficit of $1,102.8 million at October 31, 2020. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with possible declines in billings and cash collections from customers, re-evaluating our office space needs, shifting certain of our customer events, such as Domopalooza, to online-only webcasts and restricting non-critical business travel by our employees. Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. These changes are expected to remain in effect in the fourth quarter of fiscal 2021 and will likely extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
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
As of October 31, 2020, we had over 1,900 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. Our enterprise customers accounted for 46% and 50% of our revenue for the three months ended October 31, 2019 and 2020, respectively, and 47% and 50% for the nine months ended October 31, 2019 and 2020, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and implementation partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
Customer Upsell and Retention
We employ a land and expand sales model, and our performance depends on our ability to retain customers and expand the use of our platform at existing customers over time. It currently takes multiple years for our customers to fully embrace the power of our platform. We believe that as customers deploy greater volumes and sources of data for multiple use cases, the unique features of our platform can address the needs of everyone within their organization. We are still in the early stages of expanding within many of our customers.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate for the twelve months ended October 31, 2020 was 89%.
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including focusing our sales and marketing activities towards enterprise customers, we expect that customer retention will increase over the long term; however, in fiscal 2021 and fiscal 2022 we anticipate our retention rate for customers in industries that have been particularly impacted by the current COVID-19 pandemic may be lower than other customers. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
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
Sales and marketing expense as a percentage of total revenue has improved from 67% for the three months ended October 31, 2019 to 55% for the three months ended October 31, 2020.
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
Research and development expense as a percentage of total revenue has improved from 39% for the three months ended October 31, 2019 to 31% for the three months ended October 31, 2020.
Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform, but have recently seen an increase in requests for semi-annual and quarterly billing terms. However, in our most recent quarter ended October 31, 2020, we have seen an overall improvement in the portion of total billings that are annual in advance. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the three and nine months ended October 31, 2019 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Billings (in thousands)	$44,428	$55,672	$124,287	$149,850

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Revenue:	(in thousands)
Subscription	$37,841	$46,906	$107,105	$133,689
Professional services and other	6,925	6,739	20,119	19,648
Total revenue	44,766	53,645	127,224	153,337
Cost of revenue:
Subscription(1)	9,045	9,372	25,896	27,288
Professional services and other(1)	5,418	5,106	15,582	14,948
Total cost of revenue	14,463	14,478	41,478	42,236
Gross profit	30,303	39,167	85,746	111,101
Operating expenses:
Sales and marketing(1)	29,784	29,609	95,234	86,089
Research and development(1)	17,578	16,504	51,723	49,874
General and administrative(1)(2)(3)	9,590	11,929	26,882	31,355
Total operating expenses	56,952	58,042	173,839	167,318
Loss from operations	(26,649)	(18,875)	(88,093)	(56,217)
Other expense, net(1)	(2,368)	(3,215)	(7,175)	(8,356)
Loss before income taxes	(29,017)	(22,090)	(95,268)	(64,573)
Provision for income taxes	84	131	529	446
Net loss	$(29,101)	$(22,221)	$(95,797)	$(65,019)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Cost of revenue:		(in thousands)
Subscription	$151	$377	$341	$750
Professional services and other	123	273	276	494
Sales and marketing	2,135	3,301	8,184	7,670
Research and development	1,493	2,716	4,852	6,595
General and administrative	1,533	3,452	3,953	8,172
Other expense, net	47	172	142	267
Total	$5,482	$10,291	$17,748	$23,948

(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended October 31, 2019 and 2020, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2019 and 2020, respectively.

(3)Includes reversals of contingent tax-related accruals of $0 for the three months ended October 31, 2019 and 2020 and $1.3 million and $0 for the nine months ended October 31, 2019 and 2020, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Revenue:
Subscription	85%	87%	84%	87%
Professional services and other	15	13	16	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	17	20	18
Professional services and other	12	10	13	10
Total cost of revenue	32	27	33	28
Gross margin	68	73	67	72
Operating expenses:
Sales and marketing	67	55	75	56
Research and development	39	31	41	33
General and administrative	22	22	20	20
Total operating expenses	128	108	136	109
Loss from operations	(60)	(35)	(69)	(37)
Other expense, net	(5)	(6)	(6)	(5)
Loss before income taxes	(65)	(41)	(75)	(42)
Provision for income taxes	—	—	—	—
Net loss	(65)%	(41)%	(75)%	(42)%

Discussion of the Three Months Ended October 31, 2019 and 2020
Revenue

	Three Months Ended October 31,
	2019	2020	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$37,841	$46,906	$9,065	24%
Professional services and other	6,925	6,739	(186)	(3)
Total revenue	$44,766	$53,645	$8,879	20
Percentage of revenue:
Subscription	85%	87%
Professional services and other	15	13
Total	100%	100%
Total revenue was $53.6 million for the three months ended October 31, 2020, compared to $44.8 million for the three months ended October 31, 2019, an increase of $8.9 million, or 20%. Subscription revenue was $46.9 million, or 87% of total revenue, for the three months ended October 31, 2020, compared to $37.8 million, or 85% of total revenue, for the three months ended October 31, 2019. The increase in subscription revenue was primarily due to a $6.5 million increase from new customers and a $2.6 million increase from existing customers. Our customer count increased 8% from October 31, 2019 to October 31, 2020.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2019	2020	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$9,045	$9,372	$327	4%
Professional services and other	5,418	5,106	(312)	(6)
Total cost of revenue	$14,463	$14,478	$15	—
Gross profit	$30,303	$39,167	$8,864	29
Gross margin:
Subscription	76%	80%
Professional services and other	22	24
Total gross margin	68	73
Cost of subscription revenue was $9.4 million for the three months ended October 31, 2020, compared to $9.0 million for the three months ended October 31, 2019, an increase of $0.3 million, or 4%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $5.1 million for the three months ended October 31, 2020, compared to $5.4 million for the three months ended October 31, 2019, a decrease of $0.3 million, or 6%. This decrease is due to lower employee-related costs.
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
Operating Expenses

	Three Months Ended October 31,
	2019	2020	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$29,784	$29,609	$(175)	(1)%
Research and development	17,578	16,504	(1,074)	(6)
General and administrative	9,590	11,929	2,339	24
Total operating expenses	$56,952	$58,042	$1,090	2
Percentage of revenue:
Sales and marketing	67%	55%
Research and development	39	31
General and administrative	22	22
Sales and marketing expenses were $29.6 million for the three months ended October 31, 2020, compared to $29.8 million for the three months ended October 31, 2019, a decrease of $0.2 million, or 1%. The change was primarily due to increases of $1.2 million in marketing expense and $1.1 million in commission expense, offset by decreases of $1.0 million in travel costs, $1.0 million in employee-related costs, and $0.3 million in contract labor.
Sales and marketing expense as a percentage of total revenue decreased from 67% in the three months ended October 31, 2019 to 55% in the three months ended October 31, 2020. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term as we gain efficiencies in our sales and marketing organization.

Research and development expenses were $16.5 million for the three months ended October 31, 2020, compared to $17.6 million for the three months ended October 31, 2019, a decrease of $1.1 million, or 6%. The change was primarily due to a $1.0 million decrease in employee-related costs, attributable to lower headcount.
Research and development expense as a percentage of revenue decreased from 39% in the three months ended October 31, 2019 to 31% in the three months ended October 31, 2020. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses were $11.9 million for the three months ended October 31, 2020, compared to $9.6 million for the three months ended October 31, 2019, an increase of $2.3 million, or 24%. Employee-related costs increased by $1.8 million primarily due to stock-based compensation associated with RSU grants. Operating lease expense increased by $0.8 million due to an impairment of our operating lease right-of-use assets.
General and administrative expenses as a percent of revenue remained at 22% in the three months ended October 31, 2019 compared to the three months ended October 31, 2020. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage our general and administrative organization; however, we expect general and administrative expense to increase in absolute dollars due to costs associated with operating as a public company including incremental costs for accounting, legal, compliance, insurance, and investor relations.
Other Expense, Net

	Three Months Ended October 31,
	2019	2020	$ Change	% Change
		(in thousands)
Other expense, net	$(2,368)	$(3,215)	$(847)	(36)%
Other expense, net increased by $0.8 million, or 36%, due to lower interest income. In the short term, we expect interest expense to increase due to the outstanding balance under the credit facility and interest income to remain low due to lower interest rates. Other expense, net also includes foreign currency gains and losses resulting from market changes in foreign currency exchange rates related to certain balances denominated in a foreign currency. We expect foreign currency gains and losses could become more pronounced as we continue to expand our foreign operations.
Provision for Income Taxes

	Three Months Ended October 31,
	2019	2020	$ Change	% Change
		(in thousands)
Provision for income taxes	$84	$131	$47	56%
The increase in the provision for income taxes was due to higher taxable income in foreign jurisdictions. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.

Discussion of the Nine Months Ended October 31, 2019 and 2020
Revenue

	Nine Months Ended October 31,
	2019	2020	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$107,105	$133,689	$26,584	25%
Professional services and other	20,119	19,648	(471)	(2)
Total revenue	$127,224	$153,337	$26,113	21
Percentage of revenue:
Subscription	84%	87%
Professional services and other	16	13
Total	100%	100%
Total revenue was $153.3 million for the nine months ended October 31, 2020, compared to $127.2 million for the nine months ended October 31, 2019, an increase of $26.1 million, or 21%. Subscription revenue was $133.7 million, or 87% of total revenue, for the nine months ended October 31, 2020, compared to $107.1 million, or 84% of total revenue, for the nine months ended October 31, 2019. The increase in subscription revenue was primarily due to a $19.4 million increase from new customers and a $7.2 million increase from existing customers. Our customer count increased 8% from October 31, 2019 to October 31, 2020.
Professional services and other revenue was $19.6 million, or 13% of total revenue, for the nine months ended October 31, 2020, compared to $20.1 million, or 16% of total revenue, for the nine months ended October 31, 2019. This decrease is due to lower training revenue.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2019	2020	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$25,896	$27,288	$1,392	5%
Professional services and other	15,582	14,948	(634)	(4)
Total cost of revenue	$41,478	$42,236	$758	2
Gross profit	$85,746	$111,101	$25,355	30
Gross margin:
Subscription	76%	80%
Professional services and other	23	24
Total gross margin	67	72
Cost of subscription revenue was $27.3 million for the nine months ended October 31, 2020, compared to $25.9 million for the nine months ended October 31, 2019, an increase of $1.4 million, or 5%. The increase in cost of subscription revenue was primarily due to higher third-party hosting services caused by increased customer usage.
Cost of professional services and other revenue was $14.9 million for the nine months ended October 31, 2020, compared to $15.6 million for the nine months ended October 31, 2019, a decrease of $0.6 million, or 4%. This decrease is primarily due to lower employee-related costs and decreased usage of outsourced services.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Services gross margin improved due to higher utilization of internal client services resources.

Operating Expenses

	Nine Months Ended October 31,
	2019	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$95,234	$86,089	$(9,145)	(10)%
Research and development	51,723	49,874	(1,849)	(4)
General and administrative	26,882	31,355	4,473	17
Total operating expenses	$173,839	$167,318	$(6,521)	(4)
Percentage of revenue:
Sales and marketing	75%	56%
Research and development	41	33
General and administrative	20	20
Sales and marketing expenses were $86.1 million for the nine months ended October 31, 2020, compared to $95.2 million for the nine months ended October 31, 2019, a decrease of $9.1 million, or 10%. The change was primarily due to a $4.9 million decrease in employee-related costs due to lower headcount. Travel-related costs decreased by $3.5 million due to COVID-19 restrictions. Commission expense increased by $2.6 million due to higher sales. Marketing expenses decreased by $2.2 million due to lower marketing event activity as a result of restrictions related to COVID-19 and contract labor decreased by $1.0 million due to reduced usage of marketing contractors.
Sales and marketing expense as a percentage of total revenue decreased from 75% in the nine months ended October 31, 2019 to 56% in the nine months ended October 31, 2020.
Research and development expenses were $49.9 million for the nine months ended October 31, 2020, compared to $51.7 million for the nine months ended October 31, 2019, a decrease of $1.8 million, or 4%. Employee-related costs decreased by $1.8 million due to lower headcount.
Research and development expense as a percentage of revenue decreased from 41% in the nine months ended October 31, 2019 to 33% in the nine months ended October 31, 2020.
General and administrative expenses were $31.4 million for the nine months ended October 31, 2020, compared to $26.9 million for the nine months ended October 31, 2019, an increase of $4.5 million, or 17%. Employee-related costs increased by $5.2 million primarily due to stock-based compensation associated with RSU grants. Travel-related expenses decreased by $0.7 million due to restrictions related to COVID-19.
General and administrative expenses as a percent of revenue decreased from 20% in the nine months ended October 31, 2019 to 20% in the nine months ended October 31, 2020.
Other Income (Expense), Net

	Nine Months Ended October 31,
	2019	2020	$ Change	% Change
	(in thousands)
Other expense, net	$(7,175)	$(8,356)	$(1,181)	16%
Other expense, net increased by $1.2 million, or 16%. This is due to decreased interest income of $2.1 million, offset by the impact of foreign currencies, which decreased expense by $0.4 million. Sublease income increased by $0.4 million.

Provision for Income Taxes

	Nine Months Ended October 31,
	2019	2020	$ Change	% Change
	(in thousands)
Provision for income taxes	$529	$446	$(83)	(16)%
Provision for income taxes decreased $0.1 million due to refunds received in the nine months ended October 31, 2020.
Liquidity and Capital Resources
As of October 31, 2020, we had $83.8 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of October 31, 2020.
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
Credit Facility
In August 2020, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from October 1, 2022 to April 1, 2025. Per the amendment, we are required to comply with a financial covenant requiring us to maintain a minimum balance of unrestricted cash and cash equivalents equal to $10.0 million until our six-month adjusted cash flow is greater than zero. The amendment also revised the maximum debt ratio financial covenant and included an amendment fee of $5.0 million, which fee accrues interest at a rate of 9.5% per year. The amendment fee, along with its accrued interest, is to be paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2020. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of October 31, 2020, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. The maximum ratio is 0.750 on January 31, 2020 and April 30, 2020; 0.625 on July 31, 2020 and October 31, 2020; 0.600 on January 31, 2021 and April 30, 2021; and 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date.
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2020 and October 31, 2020. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Nine Months Ended October 31,
	2019	2020
	(in thousands)
Net cash used in operating activities	$(64,941)	$(19,420)
Net cash (used in) provided by investing activities	(26,691)	13,681
Net cash provided by financing activities	8,203	8,536
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
Net cash used in operating activities during the nine months ended October 31, 2020 consisted of cash outflows of $182.4 million exceeding the $163.0 million of cash collected from customers. Significant components of cash outflows included $105.3 million for personnel costs and $37.0 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash provided by investing activities during the nine months ended October 31, 2020 consisted primarily of $29.2 million from maturities of short-term investments, offset by $11.1 million of purchases of short-term investments. The remaining amount consisted of $3.8 million of capitalized development costs related to internal-use software and $0.6 million of purchased property and equipment.

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
Net cash provided by financing activities for the nine months ended October 31, 2020 consisted primarily of $6.7 million of proceeds from shares issued in connection with our employee stock purchase plan and $2.5 million of proceeds received from stock option exercises, offset by $0.7 million used to repurchase shares for tax withholdings on release of restricted stock.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of October 31, 2020, we had $83.8 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2020. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of October 31, 2020, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2020, we had total debt outstanding with a carrying amount of $98.5 million, which approximates fair value. A hypothetical 10% change in interest rates after October 31, 2020 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In October 2019, a securities class action complaint captioned Patton v. Domo, Inc., et. al, Case No. 2:19-cv-00781-DAK-EJF, was filed by a stockholder of the Company in the U.S. District Court for the District of Utah against the Company and certain of the Company's current and former officers and directors alleging violations of securities laws and seeking unspecified damages. On April 7, 2020, the court granted EXKAE Ltd.’s motion for appointment as lead plaintiff. On May 22, 2020, the lead plaintiff filed an amended complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with the Company’s June 2018 initial public offering and during a purported class period from June 28, 2020 through September 5, 2019. On July 8, 2020, the defendants filed a motion to dismiss the complaint. The motion is fully briefed, and on November 18, 2020, the federal court held a hearing on the motion. The court has not yet ruled on the motion. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. In January 2020, the defendants filed a motion to stay the Volonte action in favor of the Patton action. On July 22, 2020, the court denied the defendants' motion to stay. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. The motion will not be fully briefed until December 16, 2020 and a hearing has not yet been scheduled. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
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
Risks Related to Our Financial Position and Capital Needs
The ongoing pandemic of coronavirus around the world could adversely impact our business and operating results.
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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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
We incurred net losses of $29.1 million and $22.2 million for the three months ended October 31, 2019 and 2020, respectively, and had an accumulated deficit of $1,102.8 million at October 31, 2020. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 22% in the fiscal year ended January 31, 2020 compared to the prior year; however, revenue grew only 21% in the nine months ended October 31, 2020 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,102.8 million as of October 31, 2020. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $64.9 million and $19.4 million for the nine months ended October 31, 2019 and 2020, respectively.  As of October 31, 2020, we had cash and cash equivalents of $83.8 million and no amounts available to draw under our credit facility.
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
Adherence to our financial plan in part depends on managing the mix of customers, the rate at which customers increase their use of our platform within their organizations, the number of use cases they employ, and the timing and amount of upsells, all of which affect annual contract value. Our financial performance and the predictability of our quarterly financial results may be harmed by failures to secure the higher value enterprise agreements in a timely manner or at all, or changes in the volume of transactions overall, compared to our forecasts, and depends in large part on the successful execution of our direct sales team. The predictability of billings may be adversely impacted by fluctuations in the proportion of contracts that are not billed annually in advance.
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
Further, the recently enacted Tax Cuts and Jobs Act has brought about a wide variety of changes to the U.S. tax system, particularly at the corporate level. The new tax law included changes to the U.S. corporate tax system that reduced U.S. corporate tax rates, changed how U.S. multinational corporations, like us, are taxed on international earnings and eliminated in whole or in part the deduction for net interest expense. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of existing temporary differences, which are primarily comprised of net operating loss, or NOL, carryforwards. Since we have recorded a full valuation allowance against our deferred tax assets, these changes have not had a material impact on our consolidated financial statements, but we will continue to examine the impact that this tax reform legislation may have on our business. The impact of the new legislation will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.
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
 As of January 31, 2020, we had NOL carryforwards for federal and state income tax purposes of approximately $914.8 million and $1,141.0 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2028 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Risks Related to Our Relationships with Customers and Third Parties
If we are unable to attract new customers in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.
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
If customers do not renew their contracts with us or reduce their use of our platform, our revenue will decline and our operating results and financial condition may be adversely affected.
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

If customers do not expand their use of our platform or adopt additional use cases our growth prospects, operating results and financial condition may be adversely affected.
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
Risks Related to Our Products and Solutions
We face intense competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, growth, revenue and market share.
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
Risks Related to Our Personnel and Operations
If we fail to effectively develop and expand our sales and marketing capabilities, our ability to increase our customer base and increase acceptance of our platform could be harmed.
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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact COVID-19 operating results, financial condition and prospects.

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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 76% and 76% of our total revenue for the nine months ended October 31, 2019 and 2020, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
•the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;
•the need to localize and adapt our application for specific countries, including translation into foreign languages and associated expenses;
•potential changes in public or customer sentiment regarding cloud-based services or the ability of non-local enterprises to provide adequate data protection, particularly in the European Union, or the E.U.;
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
•differing labor regulations, especially in the E.U., where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
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
•likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries;
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. Anti-corruption, anti-bribery, and anti-money laundering laws have been enforced aggressively in recent years and are interpreted broadly and generally prohibit companies and their directors, officers, employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Such laws apply to our agents/third parties, and we leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, these policies and procedures were only recently adopted and we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, a significant diversion of management's resources and attention or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects.
Risks Related to Privacy and Cybersecurity
We are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA, and their interpretation and enforcement, remain uncertain. We cannot fully predict the impact of the CCPA or the CPRA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Numerous or stringent state privacy laws could increase our potential liability and adversely affect our business.
In addition, several foreign countries and governmental bodies, including the E.U., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR became effective and substantially replaced the data protection laws of the individual E.U. member states. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the Model Clauses, to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the European Court of Justice, Europe's highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the Model Clauses. The impact of this decision on the ability to lawfully transfer personal data from the E.U. and Switzerland to the U.S. is being assessed and guidance from regulators and advisory bodies is awaited. It is possible that the decision will restrict the ability to transfer personal data from the E.U. and Switzerland to the U.S. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U. and Switzerland to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the E.U. and Switzerland to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and Switzerland relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
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
We sign business associate agreements with our customers who require them in order to comply with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, and therefore we are directly subject to certain provisions of HIPAA applicable to business associates. We may collect and process protected health information as part of our HIPAA compliant service, which may subject us to a number of data protection, security, privacy and other government- and industry-specific requirements. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a business associate relationship. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any business associate agreement may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services, or HHS, audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violation implicate the privacy of state residents.
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
Risks Related to Our Intellectual Property
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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2020, we had 118 issued U.S. patents covering our technology and 12 patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Risks Related to Our Corporate Governance
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
Risks Related to Our Financial Reporting and Disclosure
Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements.
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
We are an emerging growth company, and for as long as we continue to be an emerging growth company, which we expect to be through the end of our 2021 fiscal year, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, or Section 404;
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
In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of

1933, as amended, or the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class B common stock less attractive to investors.
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
Other Risks Related to Ownership of Our Class B Common Stock
The market price of our Class B common stock may be volatile, and the value of your investment could decline significantly.
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
•the impact of the COVID-19 pandemic, including on the global economy, our results of operations, enterprise software spending and business continuity;
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
Our stock price could decline as a result of sales of a large number of shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of October 31, 2020, 26,685,608 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,525,364 and 103,333 were exercisable as of October 31, 2020, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In December 2020, for example, approximately 341,140 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 14,098,937 shares, or approximately 47%, of our Class A and Class B common stock as of October 31, 2020 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of October 31, 2020, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and  Mr. James owned 163,131 shares of Class B common stock. Collectively, these shares represent approximately 83% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Prior to our initial public offering, there was no public market for our Class B common stock, and an active trading market for our shares may not be sustained. In addition, we may have one or more stockholders who continue to hold substantial blocks of our Class B common stock for sustained periods. As a result, the trading volume of our stock may be low relative to our total outstanding shares. As a result of these and other factors, you may be unable to resell your shares of our Class B common stock at a price that you consider reasonable.
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
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously reported on a Current Report on Form 8-K filed with the SEC on August 7, 2020, there have been no unregistered sales of the Company’s equity securities during the three months ended October 31, 2020.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
4.1	Form of Warrant to Purchase Stock, dated as of August 7, 2020	8-K	8/10/2020	001-38553
10.1
Fourth Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders that are party thereto from time to time (collectively, the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders and Wilmington Trust, National Association, as administrative agent for the Lenders
		8-K	8/10/2020	001-38553
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

DOMO, INC.

Date: December 9, 2020	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)