Form 10-K
period 2021-01-31
DOMO, INC.
filed 2021-04-01
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended January 31, 2021
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2020, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $827.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 26, 2021, there were approximately 3,263,659 shares of the registrant's Class A common stock and 27,899,939 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders, or the 2021 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2021

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described further in this section, which may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks include the following:

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
•if our network or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities;
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
•our ability to protect our customers' data and proprietary information;
•the effect of general economic and market conditions on our business;
•the impact of the coronavirus outbreak, including on the global economy, our results of operations, enterprise software spending, and business continuity;
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

PART I
Item 1. Business
Overview
At Domo, we believe people and data are an organization's most valuable assets in the cloud era. Our Business Cloud is a modern business intelligence software platform that enables processes that are critically dependent on business intelligence data – which historically could take weeks, months or longer – to be done on-the-fly, in as fast as minutes or seconds, at scale. From marketing to operations, HR to finance, IT to product development, supply chain to sales, Domo's Business Cloud is designed to change the way organizations are managed and empower our customers to go fast, go big and go bold.
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
We have made significant investments to build an enterprise-grade platform with the scale, speed and security to support the world's largest organizations, regardless of where they are in their digital transformation journey. In many ways, building Domo was like building seven start-ups in one to solve gaps in data strategy, which include the typical functions of connecting and transforming data, visualizing and analyzing it, and building apps and extending that data to teams, entire organizations, partners and customers. That's why Domo is more than just a business intelligence, data warehouse, data discovery, analytics, collaboration, dashboarding, visualization or reporting tool. These tools and technologies are typically provided by separate vendors today. Domo combines all of them in a single platform that can augment a customer's existing infrastructure with the following:
•Connectors: Domo offers more than 1,000 powerful, first-class connectors which we define as read/write, API and standards based connectors that are available in the Domo Appstore, as well as a library of very flexible universal connectors, enabling all users, regardless of technical ability, to connect to data across a broad range of sources and facilitate initiation of business processes. These connectors enable data to be continuously synchronized in real time, fostering visibility and interoperability across a broad range of data sources.
•Data Warehouse: Our data warehouse, Adrenaline, stores massive amounts of data from across the business, organizes that data across many factors or variables and employs a massive number of processors to query that data in parallel, enabling employees across the organization to simultaneously access the same data for their various needs with subsecond response times on average.
•Domo ETL: Fusion is our data transformation engine that sorts customer data, making it possible for any dataset connected to Domo to be cleansed, combined and prepared for use leveraging Magic ETL, Data Flows and hygiene algorithms.
•Data Analysis and Visualization: Our Explorer analytics suite allows users to analyze, display, share and interact with data through pixel-perfect visualizations. Explorer is a data discovery tool that seamlessly works on mobile as well as on wall monitors in executive offices or manufacturing facility floors. Domo Everywhere is a set of embedded analytics tools that enable organizations to securely share data with customers, partners and vendors. Content can be shared in portals, web properties, or inside applications.
•Collaboration: Buzz is our standalone collaboration and productivity suite that integrates seamlessly with Domo's other features. Chat, sharing, organizational charts, profiles, and project management all help foster an engaged and curious workforce, so that anyone in an organization can participate in improving the business.
•Artificial Intelligence Algorithms: Domo's Mr. Roboto leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. Mr. Roboto constantly scans incoming data to identify trends, anomalies and correlations, providing alerts and initiating business processes.
•Partner Ecosystem: With the Domo Appstore, APIs and developer tool kits, Domo enables an ecosystem of partners to quickly build intelligent applications on the platform. We believe this will be a meaningful source of future lead generation as application creation investment thresholds are high.
As of January 31, 2021, we had more than 2,000 organizations as customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the years ended January 31, 2019, 2020 and 2021, our enterprise customers, which we define as customers with over $1 billion in revenue, accounted for 45%, 47% and 51% of our revenue for such periods, respectively. We employ a land-and-expand business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our subscription net revenue retention rate, which compares the subscription revenue generated from a cohort of customers that generated subscription revenue at the beginning of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), has averaged over 100% for the years ended January 31, 2019, 2020 and 2021.
For the years ended January 31, 2019, 2020 and 2021, we had total revenue of $142.5 million, $173.4 million and $210.2 million, respectively, representing year-over-year growth of 22% and 21%, respectively. For the years ended January 31, 2019, 2020 and 2021, our net loss was $154.3 million, $125.7 million and $84.6 million, respectively.
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

Domo Apps and Appstore
We, our development partners, and our users have built intelligent applications to create custom solutions for unique business needs. These applications range from a real-time social index to evaluate an organization's engagement across various social media platforms to a predictive analytics toolkit that allows users to analyze "what if" scenarios and forecast the direction of key business metrics to an aggregator for an organization’s relevant mobile application statistics. To date, these applications have been adopted across a broad range of industries. Many users are able to build applications with limited training and no or limited IT involvement. Additionally, through the Domo Appstore, users have the option to make their applications available to all Domo users. This application ecosystem generates a powerful network for our platform — as users build, adopt and use additional applications, usage increases within an organization, which enables our platform to deliver even more powerful insights to those users.
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
Competitive Strengths
Our key competitive strengths include:
•Mobile Functionality. We designed Domo with mobile functionality front of mind. Domo’s native mobile applications unlock users’ ability to access data and collaborate in real time, from anywhere. When data is in Domo, it is immediately available for consumption on smartphones and other mobile devices without requiring separate versions or visualizations.
•Functionality That Can Be Used by Everyone. Employees can easily connect to relevant data sources, create powerful data transformations, analyze data, build reports and applications, configure alerts, and collaborate through our desktop or mobile application. Employees without technical expertise can use all of the features of our platform without involving a business analyst.
•Easy to Adopt. Employees can begin using our platform within minutes, without the need for heavy IT involvement to procure and implement. We offer a free trial, through our website, in addition to traditional inside and field sales models for broad company deployments.
•Scale. Domo has been natively built on a cloud-based architecture that is capable of massive scale. The Domo data warehouse and our connector strategy allows our platform to connect, house and make accessible all of the data within an organization and have a system that can make recommendations.
•Proven Economic Value. The comprehensive capabilities of our solution enable organizations to benefit from cost savings that result from their ability to remove previously deployed, limited systems. Also, because our solution enables employees to spend less time tracking down data or preparing presentations for meetings, employees are able to dedicate more time to value added activities. As a result, in addition to cost savings, organizations that deploy our solution are often able to generate incremental revenue.
•Proven Enterprise Readiness. We have invested significantly to broaden our platform capabilities and enhance security and scalability requirements for the enterprise.
•Continuous Product Innovation. From inception through January 31, 2021, we have invested $541.6 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features and to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. Additionally, we believe that our significant investments in research and development will provide tremendous leverage in our financial model as our business continues to scale.
•Strong Industry Recognition. Our brand is synonymous with the next generation of cloud-native, mobile-first data solutions. We have attracted and retained top talent in our industry and have become a top choice for organizations looking for better ways to use data to run their businesses. We have received multiple innovation awards and top-

ranked recognition for ease-of-use and business value based on customer-based research from organizations such as Dresner Advisory Services, Gartner and Ventana Research. In addition, Domo was named the BI and Analytics category winner in the 2021 Cloud Awards and received the 2020 DEVIES Award for Best Innovation in IoT. We've also been recognized with workplace and growth awards including the Deloitte Technology Fast 500, Great Places to Work, Utah Business Best Places to Work (nine consecutive years). Additionally, our annual conference, Domopalooza, attracts thousands of prospects and users.
•Expanding Third Party Ecosystem with Strong Network Effects. We have developed pre-built applications for specific use cases and provide everyone with the necessary tools to build applications that run on our platform. These applications can be tailored to the specific needs of a specific role, organization or industry and leverage all the benefits of our solution to enable everyone to improve decision making, business outcomes and financial results. Once built, users can share these applications within their organization, but can also elect to open the application to all our users, across industries and geographies.
Growth Strategies
Key components of our growth strategy include:
•Increasing Our Overall Customer Base. The market for our platform is large and underpenetrated, as any organization of any size and in any industry is a potential customer of Domo. We believe there is substantial opportunity to add additional customers both in the United States and internationally as the need for all employees to access actionable, real-time data continues to drive market adoption of our platform. We are committed to further penetrating international markets such as Japan, Asia Pacific and EMEA.
•Accelerate Expansion within Existing Customers. We employ a land-and-expand business model and typically enter into enterprises either within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within the enterprise. We are focused on helping our users quickly realize the value of our platform. We have substantial growth potential within our existing customer base. We will continue to focus on showcasing the value of our platform to expand our footprint within our existing customers.
•Extend Platform Functionality and Value Proposition. Our goal is to continue to enhance and broaden the capabilities of our platform to address our users’ evolving needs. To that end, we plan to continue to invest in enhancing the ease of use and self-service capabilities, scalability, security and performance of our platform and expanding the IoT, artificial intelligence and data management functionality of our platform. We will also continue to invest in additional features and capabilities.
•Expand the Domo Ecosystem. The ecosystem for our platform includes customer influencers, which share valuable best practices for and serve as proof points for other customers, strategic partners, which efficiently expand our reach, and third-party developers that create customized applications tailored for specific customer use cases. We will continue to invest in establishing and strengthening these relationships to broaden this ecosystem.
•Leverage the Data. The Domo platform is uniquely positioned to generate performance benchmarks and indices across a wide array of organizations and disciplines, and in time we plan to capitalize on that position to attract additional customers and broaden and deepen our relationships with them. Although no customer will have access to the data of another, given that customers bring their data into the same cloud-based platform, we could enable performance comparisons based on index derived from similarly-situated organizations.
Our Technology
Our solution is comprised of seven core elements:
•connectors;
•data warehouse and fast query engine;
•Domo ETL;
•data analysis and visualization tools;
•collaboration tools;

•artificial intelligence algorithms; and
•apps and partner ecosystem.
These core elements were developed with two foundational considerations in mind:
•accessibility for all users, with a heavy emphasis on mobile-first functionality; and
•access, and applicability to business of all sizes, including those requiring enterprise-grade governance and security.
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
•cluster analysis to perform cohort analysis and discover relationships to understand complex data;
•predictive models built on a suite of regression algorithms to better understand core drivers and influencers of key business metrics;
•forecasting models using common forecasting methods;
•time-series, multivariate, parametric and non-parametric algorithms to reveal abnormal or “interesting” data in any dataset; and
•intelligent models built on machine learning algorithms.
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
Domo Analyzer allows users to analyze, display, share and interact with data across mobile devices and personal computers. Domo Analyzer combines an intuitive simplicity that allows business users to find quick insights and advanced capabilities analysts expect. Analyzer allows users to create their own workspace:
•over 300 chart types and a robust mapping engine that enable users to immediately visualize area-specific data, even suggesting charts based on the data input so users never start with a blank slate;
•the ability to see and manipulate the data in all columns that are applied to charts, along with any other unused columns that should be shown;
•out-of-the-box visualizations that make it easy to review numerous time periods to see trends and comparisons;
•pre-defined filters for any visualization, making it easy for viewers to explore the data and see results in specific areas;
•the ability to change options, colors, series, and even chart types on the fly and get instant feedback; and
•tools to allow users to verify that data is flowing correctly and on time.
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
Once connected with the right people, Buzz aggregates all collaboration activity, in a single context-sensitive, easily navigable view. This allows an entire organization to share and discuss data in real time, to make better decisions more quickly. With Buzz, users can:
•chat with individuals and teams around real-time data through both public and private channels and direct messages;
•share alerts with other users; and
•search for and share attachments with an easy-to-use drag-and-drop interface.
Other features to promote collaboration are included throughout our platform, including:
•Report Scheduler, which allows users to schedule delivery of a card or page to anyone;
•Snapshot Annotation, which allows users to call out a specific spike or trends in data, annotate on any card to highlight it for others and initiate a conversation from any device;
•Projects and Tasks, which help users quickly take action with simple planning and assignment tools, including creating a task directly from a Buzz thread; and
•Alerts, which prompt timely collaboration and action.
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
Domo was designed and built from the ground up to deliberately and seamlessly combine all the traditional disparate technologies into a single system.  This seamless combination allows our customers to apply advanced analytics and machine learning to their data for a variety of uses, including:
•modeling access patterns to allow for intelligent alerts that inform users of what is happening with both their data and their organization — even if the user didn’t explicitly ask for it; and
•analyzing popular consumption paths to allow for customized recommendations for data, reports, and even conversations that users may find interesting or may have missed.
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

Underlying our technology approach are two key considerations:
•accessibility for all users, which includes a heavy emphasis on mobile; and
•applicability to business of all sizes, requiring enterprise-grade governance.
Mobile-First Functionality
Domo’s native mobile applications for iOS and Android, and also mobile web browsers, enable employees to effectively manage their responsibilities using their mobile device. Domo Mobile unlocks the ability for users to access their data and collaborate with their teams in real time, from anywhere.
•Build Once and Done. When data is loaded or content created in Domo, it is immediately available for consumption on mobile devices, tablets, and more. There is no need to maintain separate mobile versions of visualizations.
•Powerful Visualization Exploration. Domo’s powerful page filters tool is also available on mobile. Whether it’s an executive walking into a retail store or a manufacturing manager looking at a specific product line, individuals can quickly filter a page to find the story they are interested in.
•Collaborate on the Go. Just because users are out of the office doesn’t mean they can’t collaborate with their team around business. All the benefits of Buzz, Domo’s powerful chat and collaboration platform, are available on any mobile device.
•Share Key Metrics Internally and Externally. Data owners can share important information with internal or external collaborators while limiting their access to sensitive or irrelevant data. Snapshot Annotations also help you make visuals clearer to your audience on mobile devices.
•Browse Your Organization. As a platform for business management, understanding organizational structure is key. With Domo, an organization's contact list and organizational chart are on any mobile device, for access to the people in the organization from anywhere, anytime.
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
Customers
As of January 31, 2021, we had over 2,000 customers. We have customers in a wide variety of industries, geographies, and sizes, ranging from small organizations to large enterprises. We derived 76% of our revenue for the year ended January 31, 2021 from customers in the United States. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2019, 2020 and 2021, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
Sales and Marketing
We offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities as well as the number of users. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access to critical data. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2021, 62% of our customers were under multi-year contracts, compared to 55% and 42% of customers as of January 31, 2020 and 2019, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, in the second half of fiscal 2021 we have seen an overall improvement in the portion of total billings that are annual in advance. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2022.
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
Competition
Historically, software companies have not offered solutions that meet the needs of an organization with respect to providing real-time intelligence on business operations to all users, from the CEO to the frontline. In many cases, organizations do not have any solution or otherwise rely on manual business processes such as spreadsheets and reports, or combinations of single solution software. Certain features of our platform compete with products offered by various companies including those that fall into the following categories:
•large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG, salesforce.com, inc., and IBM;
•business analytics software companies, such as Tableau Software, Inc. (acquired by salesforce.com, inc.), Qlik Technologies, Looker Data Sciences, Inc. (acquired by Alphabet, Inc.), MicroStrategy, ThoughtSpot, Sisense, Inc., and Tibco Software, Inc.; and
•SaaS-based products or cloud-based analytics providers such as salesforce.com, inc. and Infor, Inc.
We believe that the principal competitive factors in our markets include the following:
•user-centric design;
•ease of adoption and use;
•rapid time to value;
•features and platform experience;
•enterprise-grade performance, including scalability, reliability and query response time;
•brand;
•security, governance and privacy;
•accessibility across mobile devices, operating systems, and applications;
•breadth of data source connectivity through third-party integration;
•customer support;
•continued innovation; and
•pricing.
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
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America, Western Europe, Canada and Australia. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2021, we used Amazon Web Services, or AWS, data center facilities located in Western Europe, North America and Australia. We committed to spend an aggregate of $60.0 million between January 2020 and December 2024 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data and partner with a third-party provider to maintain Company owned physical servers at an Equinix data center in the United States.
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
Research and development expenses were $75.7 million, $69.2 million and $66.5 million for the fiscal years ended January 31, 2019, 2020 and 2021, respectively.
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
As of January 31, 2021, we owned 119 issued U.S. patents and seven pending U.S. patent applications. We also owned ten patents in the European Union, five patents in the People's Republic of China, one patent in Australia, one patent in Canada and one patent in Japan. The issued U.S. patents that we own have expiration dates ranging from September 2020 to September 2035. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.
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
Regulatory Matters
Data privacy, information security and data protection with respect to the collection, storage, and other processing of personal data continue to be focuses of worldwide legislation and regulation. We are subject to data privacy, data protection and information security regulation by data protection authorities in the United States (including the states in which we conduct our business) and in other countries where we conduct our business. These regulations include laws requiring holders of personal data to maintain safeguards and to take certain actions in response to a data breach. In the European Union, the General Data Protection Regulation requires comprehensive information privacy and security protections for natural persons with respect to personal data collected about them, and in the United Kingdom, the Data Protection Act and UK GDPR require similar protections. Each of these regimes provides for substantial potential fines in the event of noncompliance. We post on our website a privacy policy concerning the processing, use and disclosure of personal data, and certify adherence to and compliance with the U.S. Department of Commerce’s Privacy Shield Principles and the E.U.-U.S. and Swiss-U.S. Privacy Shield Frameworks. Our publication of our Privacy Shield certification, our privacy policy, and other statements we publish regarding privacy, data protection and information security may subject us to potential governmental action if they are found to be deceptive or misrepresentative of our practices or in violation of applicable privacy law. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission, that impose additional restrictions on our handling of personal data.
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
Employees
As of January 31, 2021, we had 756 employees, of which 636 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
Corporate Information
We were originally incorporated in Delaware in September 2010 under the corporate name "Shacho, Inc." We changed our name to "Domo, Inc." in December 2011. Our principal executive offices are located at 772 East Utah Valley Drive, American Fork, UT 84003, and our telephone number is (801) 899-1000. Our website address is www.domo.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission, or SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at www.domo.com/ir. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
A novel strain of coronavirus, COVID-19, emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. In March 2020, COVID-19 was characterized by the World Health Organization as a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
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
We incurred net losses of $154.3 million, $125.7 million, and $84.6 million for the years ended January 31, 2019, 2020 and 2021, respectively, and had an accumulated deficit of $1,122.4 million at January 31, 2021. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
We were incorporated in 2010 and publicly announced our platform in 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Revenue grew 22% in the fiscal year ended January 31, 2020 compared to the prior year; however, revenue grew only 21% in the year ended January 31, 2021 compared to the prior year, and historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate may decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,122.4 million as of January 31, 2021. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $131.4 million, $80.2 million and $15.9 million for the years ended January 31, 2019, 2020 and 2021, respectively.  As of January 31, 2021, we had cash and cash equivalents of $90.8 million and no amounts available to draw under our credit facility.
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
Further, the Tax Cuts and Jobs Act has brought about a wide variety of changes to the U.S. tax system, particularly at the corporate level. The new tax law included changes to the U.S. corporate tax system that reduced U.S. corporate tax rates, changed how U.S. multinational corporations, like us, are taxed on international earnings and eliminated in whole or in part the deduction for net interest expense. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of existing temporary differences, which are primarily comprised of net operating loss, or NOL, carryforwards. Since we have recorded a full valuation allowance against our deferred tax assets, these changes have not had a material impact on our consolidated financial statements, but we will continue to examine the impact that this tax reform legislation may have on our business. The impact of the new legislation will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.
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
 As of January 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $1,029.6 million and $1,224.4 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2028 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
We do not have a long history with respect to determining the optimal prices and contract length for our platform. As the markets for our features grow, as new competitors introduce new products or services that compete with ours or reduce their prices, or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price. Moreover, large customers, which are the focus of our direct sales efforts, may demand greater price discounts.
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
Future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 77%, 75%, and 76% of our total revenue for the years ended January 31, 2019, 2020 and 2021, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. Anti-corruption, anti-bribery, and anti-money laundering laws have been enforced aggressively in recent years and are interpreted broadly and generally prohibit companies and their directors, officers, employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Such laws apply to our agents/third parties, and we leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, a significant diversion of management's resources and attention or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Aspects of the CCPA, CPRA, CDPA, and their interpretation and enforcement, remain uncertain. We cannot fully predict the impact of the CCPA, CPRA or CDPA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Broad federal privacy legislation has also been proposed. Numerous or stringent privacy laws in the U.S. could increase our potential liability and adversely affect our business.
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
We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the Model Clauses, to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the European Court of Justice, Europe's highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the Model Clauses. The impact of this decision on the ability to lawfully transfer personal data from the E.U. and Switzerland to the U.S. is being assessed and has been the subject of guidance from regulators and advisory bodies. As a result of the Schrems II case and subsequent regulatory guidance, we and other companies must assess use of the Model Clauses on a case-by-case basis taking into account numerous factors and, in certain cases, may need to implement supplemental measures with respect to personal data transfers under the Model Clauses. It is possible that the decision and related developments will restrict the ability to transfer personal data from the E.U. and Switzerland to the U.S. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U. and Switzerland to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the E.U. and Switzerland to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and Switzerland relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period that ended on December 31, 2020. The United Kingdom’s departure from the E.U. and ongoing negotiations related to the United Kingdom’s future trade and other relationships with the E.U. have created uncertainty with regard to the future regulation of data protection in the United Kingdom. The United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that that, collectively, substantially implement the GDPR in the United Kingdom and provides for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how matters such as cross-border data transfers involving the United Kingdom will be handled in the medium to long term. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
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
If our network or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities.
Our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information relating to our business and operations, including intellectual property, proprietary business information and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity.

While we have established a formal third party security risk assessment process to ensure security risks for our company relating to our key third party providers are appropriately addressed, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. If any unauthorized access to or security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, insider attacks, employee or service provider error or malfeasance, phishing attacks, social engineering or otherwise, such an event or perceived event could result in the loss of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. We and our service providers may also face difficulties or delays in identifying, remediating and otherwise responding to cyberattacks and other security breaches and incidents.
In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or anyone else incorrectly attributes the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach is attributed to our employees, vendors or contractors as a result of inadvertent error, malfeasance, an insider attack or otherwise. If customers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.
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
•any actual or perceived security breach or data loss, or misuse or perceived misuse of our platform;
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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2021, we had 119 issued U.S. patents covering our technology and seven patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We ceased to be an “emerging growth company” on January 31, 2021, and are no longer eligible for reduced disclosure requirements and exemptions applicable to emerging growth companies. As such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2021 annual meeting of stockholders. We expect that our loss of emerging growth company status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.
We have also incurred and will continue to incur costs associated with corporate governance requirements, including requirements of the SEC and The Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. As an emerging growth company, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on January 31, 2021. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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
As of January 31, 2021, 27,271,435 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,270,728 and 103,333 were exercisable as of January 31, 2021, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2021, for example, approximately 282,023 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 3,263,659 shares, or approximately 11%, of our Class A and Class B common stock as of January 31, 2021 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of January 31, 2021, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and Mr. James owned 163,131 shares of Class B common stock. Collectively, these shares represent approximately 83% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Item 3. Legal Proceedings
In October 2019, a securities class action complaint captioned Patton v. Domo, Inc., et. al, Case No. 2:19-cv-00781-DAK-EJF, was filed by a stockholder of the Company in the U.S. District Court for the District of Utah against the Company and certain of the Company's current and former officers and directors alleging violations of securities laws and seeking unspecified damages. On April 7, 2020, the court granted EXKAE Ltd.’s motion for appointment as lead plaintiff. On May 22, 2020, the lead plaintiff filed an amended complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with the Company’s June 2018 initial public offering and during a purported class period from June 28, 2018 through September 5, 2019. On July 8, 2020, the defendants filed a motion to dismiss the complaint. On December 15, 2020, the court granted the motion and dismissed the complaint with prejudice. The deadline for appealing the order elapsed without an appeal being filed.
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. In January 2020, the defendants filed a motion to stay the Volonte action in favor of the Patton action. On July 22, 2020, the court denied the defendants' motion to stay. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. The motion is fully briefed, and on March 3, 2021, the state court held a hearing on the motion. The court has not yet ruled on the motion.The Company believes this lawsuit is without merit and intends to defend the case vigorously.
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
Holders of Record
As of January 31, 2021, there was one holder of record of our Class A common stock and 123 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have not paid, and in the foreseeable future do not intend to pay, cash dividends.
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
The graph set forth below compares the cumulative total return to stockholders on our Class B common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Index between June 29, 2018 (the date our Class B common stock commenced trading) through January 31, 2021. All values assume a $100 initial investment at market close on June 29, 2018. The initial public offering price of our Class B common stock, which had a closing stock price of $27.30 on June 29, 2018, was $21.00 per share. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class B common stock.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50
2018-Jun
2018-Jul
2019-Jan
2019-Jul
2020-Jan
2020-Jul
2021-Jan
Domo, Inc.
S&P 500
S&P 500 Information Technology

Company/Index	Jun 29, 2018 (1)	Jul 31, 2018	Jan 31, 2019	Jul 31, 2019	Jan 31, 2020	Jul 31, 2020	Jan 31, 2021
Domo, Inc.	$100	$61	$99	$102	$89	$118	$232
S&P 500	100	104	101	112	122	125	144
S&P 500 Information Technology	100	102	96	118	141	164	193
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
Omitted at registrant's option.
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then encouraging all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based business intelligence platform that digitally connects everyone at an organization – from the CEO to frontline employees – with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
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
A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2021, 62% of our customers were under multi-year contracts compared to 55% and 42% of customers as of January 31, 2020 and 2019, respectively. The high percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, in the second half of fiscal 2021 we have seen an overall improvement in the portion of total billings that are annual in advance. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2022.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2020 and 2021, total RPO was $232.9 million and $282.3 million, respectively, representing year-over-year growth of 21%. The amount of RPO expected to be recognized as revenue in the next twelve months was $145.1 million and $178.2 million as of January 31, 2020 and 2021, respectively, representing year-over-year growth of 23%.
Our business model focuses on obtaining new customers and maximizing the lifetime value of those customer relationships. We recognize subscription revenue ratably over the term of the subscription period. In general, customer acquisition costs and other upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year. Over the lifetime of the customer relationship, we also incur sales and marketing costs to renew or increase usage per customer. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber and the degree to which it has expanded its usage of our platform.
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

From inception through January 31, 2021, we have invested $541.6 million in the development of our platform. As of January 31, 2021, we had 226 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these expenses will decrease as a percentage of revenue over time.
For the years ended January 31, 2019, 2020 and 2021, we had total revenue of $142.5 million, $173.4 million and $210.2 million, respectively, representing year-over-year growth of 22% and 21% for the years ended January 31, 2020 and 2021, respectively. Enterprise customers were a key driver of revenue growth. For the years ended January 31, 2019, 2020 and 2021, revenue from enterprise customers was $62.1 million, $81.9 million, and $107.4 million, or year-over-year growth of 32% and 31%, respectively. For the years ended January 31, 2019, 2020 and 2021, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 77%, 75% and 76% of our total revenue for the years ended January 31, 2019, 2020 and 2021, respectively.
Our revenue growth rate may decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
We have incurred significant net losses since our inception, including net losses of $154.3 million, $125.7 million and $84.6 million for the years ended January 31, 2019, 2020 and 2021, respectively, and had an accumulated deficit of $1,122.4 million at January 31, 2021. We have experienced improvements in net losses over the periods presented; however, we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
COVID-19 Impact
A novel strain of coronavirus, COVID-19, emerged in China in December 2019 and began to spread globally, including to the United States. In March 2020, COVID-19 was characterized by the World Health Organization as a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
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
We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with possible declines in billings and cash collections from customers, re-evaluating our office space needs, shifting certain of our customer events, such as Domopalooza, to online-only webcasts and restricting non-critical business travel by our employees. Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. These changes are expected to remain in effect in the first quarter of fiscal 2022 and will likely extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
We entered into contracts totaling $4.6 million of annual recurring revenue during the year ended January 31, 2021 with government entities to facilitate their response to the COVID-19 pandemic. As of the date of this filing, $3.1 million of these contracts has renewed. Once the pandemic has subsided, these contracts may be at a higher risk of not renewing if Domo has not expanded the usage of the product beyond the pandemic use case. Domo is and will continue to pursue additional usage and use cases beyond the initial use case.
As of the date of this report, we do not yet know the full extent of the negative impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic. In addition, certain customers have pursued concessions such as lengthened payment terms or reduced contract length, which may materially and negatively impact our operating results, financial condition and prospects. See Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
As of January 31, 2021, we had over 2,000 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the years ended January 31, 2019, 2020 and 2021, our enterprise customers accounted for 45%, 47% and 51% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate for the twelve months ended January 31, 2021 was 88%.
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
The following table sets forth our subscription net revenue retention rate for each of the eight quarters in the period ended January 31, 2021:

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
All Customers	104%	101%	106%	105%	105%	106%	106%	106%

As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including focusing our sales and marketing activities towards enterprise customers, we expect that customer retention will increase over the long term; however, in fiscal 2022 we anticipate our retention rate for customers in industries that have been particularly impacted by the current COVID-19 pandemic may be lower than other customers. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to reduce our sales and marketing expense as a percentage of revenue and accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. During fiscal 2022 we plan on hiring more sales representatives, which may have an adverse impact on productivity in the near term.
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
Sales and marketing expense as a percentage of total revenue has improved from 92% and 74% for the years ended January 31, 2019 and 2020, respectively, to 56% for the year ended January 31, 2021.
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
Research and development expense as a percentage of revenue has improved from 53% and 40% for the years ended January 31, 2019 and 2020, respectively, to 32% for the year ended January 31, 2021.
Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, in the second half of fiscal 2021 we have seen an overall improvement in the portion of total billings that are annual in advance. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the years ended January 31, 2019, 2020 and 2021:

	Year Ended January 31,
	2019	2020	2021
Billings (in thousands)	$165,410	$189,237	$232,688

There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.
In response to COVID-19, we offered temporary financial flexibility to some customers, which has delayed billings to periods later than expected. This has affected and may continue to affect trends related to the seasonal nature of billings. The sequential quarterly changes in billings, accounts receivable, and deferred revenue during the fourth quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters.
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
Other Expense, Net
Other expense, net consists primarily of interest expense related to long-term debt and interest income earned on our cash, cash equivalents and short-term investments. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and sublease income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2019	2020	2021
		(in thousands)
Revenue:
Subscription	$117,157	$146,837	$183,645
Professional services and other	25,307	26,558	26,535
Total revenue	142,464	173,395	210,180
Cost of revenue:
Subscription(1)	32,781	35,366	36,656
Professional services and other(1)	16,773	20,564	20,092
Total cost of revenue	49,554	55,930	56,748
Gross profit	92,910	117,465	153,432
Operating expenses:
Sales and marketing(1)	131,081	127,567	117,335
Research and development(1)	75,740	69,224	66,474
General and administrative(1)(2)(3)	30,176	35,941	42,708
Total operating expenses	236,997	232,732	226,517
Loss from operations	(144,087)	(115,267)	(73,085)
Other expense, net(1)	(8,974)	(9,635)	(11,140)
Loss before income taxes	(153,061)	(124,902)	(84,225)
Provision for income taxes	1,248	754	409
Net loss	$(154,309)	$(125,656)	$(84,634)
________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2019	2020	2021
		(in thousands)
Cost of revenue:
Subscription	$219	$507	$1,213
Professional services and other	154	404	843
Sales and marketing	7,387	10,770	10,936
Research and development	6,519	6,339	9,095
General and administrative	7,492	5,637	11,218
Other expense, net	30	190	444
Total	$21,801	$23,847	$33,749

(2)Includes amortization of certain intangible assets of $0.1 million, $0.1 million and $0.1 million for the years ended January 31, 2019, 2020 and 2021, respectively.

(3)Includes reversals of contingent tax-related accruals of $1.3 million and $0 for the years ended January 31, 2020 and 2021, respectively.

	Year Ended January 31,
	2019	2020	2021
Revenue:
Subscription	82%	85%	87%
Professional services and other	18	15	13
Total revenue	100	100	100
Cost of revenue:
Subscription	23	20	17
Professional services and other	12	12	10
Total cost of revenue	35	32	27
Gross margin	65	68	73
Operating expenses:
Sales and marketing	92	74	56
Research and development	53	40	32
General and administrative	21	20	20
Total operating expenses	166	134	108
Loss from operations	(101)	(66)	(35)
Other expense, net	(6)	(6)	(5)
Loss before income taxes	(107)	(72)	(40)
Provision for income taxes	1	—	—
Net loss	(108)%	(72)%	(40)%

Discussion of the Years Ended January 31, 2020 and 2021
Revenue

	Year Ended January 31,
	2020	2021	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$146,837	$183,645	$36,808	25%
Professional services and other	26,558	26,535	(23)	—
Total revenue	$173,395	$210,180	$36,785	21
Percentage of revenue:
Subscription	85%	87%
Professional services and other	15	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $26.3 million increase from new customers and a $10.5 million net increase from existing customers. Our customer count increased 10% from January 31, 2020 to January 31, 2021. We anticipate that as we continue to close new business and retain our customers that subscription revenue will continue to increase as a percent of total revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2020	2021	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$35,366	$36,656	$1,290	4%
Professional services and other	20,564	20,092	(472)	(2)
Total cost of revenue	$55,930	$56,748	$818	1
Gross profit	$117,465	$153,432	$35,967	31
Gross margin:
Subscription	76%	80%
Professional services and other	23	24
Total gross margin	68	73
The increase in cost of subscription revenue was due to an increase in costs related to third-party hosting services caused by increased customer usage. The decrease in cost of professional services and other revenue is primarily due to lower employee-related costs.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements from continued proactive management and optimization of our third-party hosting services. We expect subscription gross margin to improve as we continue to effectively manage our data center operations and third-party hosting services.
Services gross margin improved due to higher utilization of internal client services resources. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Year Ended January 31,
	2020	2021	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$127,567	$117,335	$(10,232)	(8)%
Research and development	69,224	66,474	(2,750)	(4)
General and administrative	35,941	42,708	6,767	19
Total operating expenses	$232,732	$226,517	$(6,215)	(3)
Percentage of revenue:
Sales and marketing	74%	56%
Research and development	40	32
General and administrative	20	20
The decrease in sales and marketing expenses was primarily due to a $7.0 million decrease in employee-related costs and allocated overhead due to lower sales headcount. Travel costs decreased by $4.3 million. Commission expense increased by $3.3 million due to higher sales. Other decreases included $1.0 million in contract labor and $0.9 million in marketing expenses. Sales and marketing expense as a percentage of total revenue decreased from 74% in the year ended January 31, 2020 to 56% in the year ended January 31, 2021. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term; however, in the near term the pace of the decline may slow as we invest in our sales organization.
Research and development expenses decreased primarily as a result of employee-related costs and allocated overhead, which decreased by a combined $2.3 million due to a $2.9 million increase in stock-based compensation offset by a $0.6 million decrease in other employee-related costs caused by lower headcount. Travel costs decreased by $0.8 million. Research and development expense as a percentage of revenue decreased from 40% in the year ended January 31, 2020 to 32% in the year ended January 31, 2021. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
The change in general and administrative expenses was primarily due to an increase in employee-related costs and allocated overhead of $6.4 million, which was made up of a $5.6 million increase in stock-based compensation and a $0.8 million increase in other employee-related costs. Professional and legal fees increased by $1.0 million and travel costs decreased by $0.8 million. General and administrative expenses as a percent of revenue remained at 20% in the year ended January 31, 2020 compared to the year ended January 31, 2021. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Year Ended January 31,
	2020	2021	$ Change	% Change
		(in thousands)
Other expense, net	$(9,635)	$(11,140)	$(1,505)	16%
Other expense, net increased due to a $2.7 million decrease in interest income due to lower interest rates and a lower investment balance, offset by changes in foreign exchange rates, which decreased expense by $0.6 million, and increased sublease income of $0.5 million. We expect foreign currency gains and losses could become more pronounced due to macroeconomic conditions and as we continue to expand our foreign operations.
Provision for Income Taxes

	Year Ended January 31,
	2020	2021	$ Change	% Change
		(in thousands)
Provision for income taxes	$754	$409	$(345)	(46)%
Provision for income taxes decreased due to larger allowable deductions during the year ended January 31, 2021. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Years Ended January 31, 2019 and 2020
For a discussion of the year ended January 31, 2020 compared to the year ended January 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2020.
Liquidity and Capital Resources
As of January 31, 2021, we had $90.8 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of January 31, 2021.
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
Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2021. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of January 31, 2021, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. The maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date.
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2020 and January 31, 2021. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Year Ended January 31,
	2019	2020	2021
		(in thousands)
Net cash used in operating activities	$(131,367)	$(80,219)	$(15,872)
Net cash (used in) provided by investing activities	(7,976)	(23,815)	12,240
Net cash provided by financing activities	254,335	7,984	13,095

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
Net cash used in operating activities during the year ended January 31, 2021 consisted of cash outflows of $252.6 million exceeding the $236.7 million of cash collected from customers. Significant components of cash outflows included $141.2 million for personnel costs and $55.2 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash provided by investing activities during the year ended January 31, 2021 consisted primarily of $29.2 million of maturities of short-term investments, offset by $11.1 million of purchases of short-term investments. The remaining amount consisted primarily of $4.9 million of capitalized development costs related to internal-use software and $0.8 million of purchased property and equipment.
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
Net cash provided by financing activities for the year ended January 31, 2021 consisted primarily of $8.1 million of proceeds received from stock option exercises and $6.7 million of proceeds from our employee stock purchase plan, offset by $1.8 million used to repurchase shares for tax withholdings on release of restricted stock.

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Our primary commitment is related to obligations under our credit facility. For more information regarding our credit facility, see Note 11 "Credit Facility" to the consolidated financial statements in Item 8 of Part II. In addition, we have obligations under leases for office space. For more information regarding our lease obligations, see Note 8 "Leases" to the consolidated financial statements in Item 8 of Part II. We also have non-cancelable commitments related to our cloud infrastructure. As of January 31, 2021, we had contractual commitments of $46.7 million related to these services, $11.7 million of which is due in the next 12 months and the remaining balance due thereafter.
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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements in Item 8 of Part II for more information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
As of January 31, 2021, we had $90.8 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2021. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. As of January 31, 2021, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2021, we had total debt outstanding with a carrying amount of $99.6 million, which approximates fair value. A hypothetical 10% change in interest rates after January 31, 2021 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2020 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily from subscriptions to its cloud-based platform and from professional services. Subscription revenue primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services. Professional services revenue consists of fees paid by customers for other services including implementation, training and education. The Company evaluates its customer contracts to determine whether its services are considered distinct performance obligations that should be accounted for separately or combined. When the Company determines that a customer contract contains multiple performance obligations, the performance obligations are accounted for separately and revenue is allocated to each distinct performance obligation based on its standalone selling price.

Auditing the Company's determination of distinct performance obligations and the allocation of the transaction price based on standalone selling prices was challenging because of the judgment involved to determine the distinct performance obligations and estimate the standalone selling price.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to identify the distinct performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the determination of the standalone selling prices.
Our audit procedures to test the determination of performance obligations and standalone selling prices included, among others, obtaining an understanding of the Company’s service offerings and testing a sample of customer contracts from which the Company generated revenue. For each selection, we identified the services to be provided under the terms of the contract and assessed management’s determination of the performance obligations. We tested management’s determination of standalone selling prices for performance obligations by evaluating the appropriateness of the methodology applied, testing selections to corroborate the data underlying the Company’s calculations and testing the calculations for accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Salt Lake City, Utah
March 31, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Domo, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Domo, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Domo, Inc. as of January 31, 2020 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 31, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Salt Lake City, Utah
March 31, 2021

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$80,843	$90,794
Short-term investments	17,967	—
Accounts receivable, net of allowances of $2,164 and $3,780 as of January 31, 2020 and January 31, 2021, respectively	47,967	48,272
Contract acquisition costs, net	12,676	13,894
Prepaid expenses and other current assets	12,809	12,216
Total current assets	172,262	165,176
Property and equipment, net	12,816	14,745
Right-of-use assets	—	3,663
Contract acquisition costs, noncurrent, net	17,083	18,605
Intangible assets, net	3,865	3,356
Goodwill	9,478	9,478
Other assets	1,234	1,415
Total assets	$216,738	$216,438
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,298	$1,085
Accrued expenses and other current liabilities	46,473	51,950
Lease liabilities	—	3,808
Deferred revenue	105,290	129,079
Total current liabilities	154,061	185,922
Lease liabilities, noncurrent	—	1,556
Deferred revenue, noncurrent	4,454	3,173
Other liabilities, noncurrent	6,329	9,637
Long-term debt	101,074	99,609
Total liabilities	265,918	299,897
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2020 and January 31, 2021; no shares issued and outstanding as of January 31, 2020 and January 31, 2021	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2020 and January 31, 2021; 3,264 shares issued and outstanding as of January 31, 2020 and January 31, 2021	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2020 and January 31, 2021; 24,986 and 27,271 shares issued and outstanding as of January 31, 2020 and January 31, 2021, respectively	25	27
Additional paid-in capital	988,141	1,038,006
Accumulated other comprehensive income	389	877
Accumulated deficit	(1,037,738)	(1,122,372)
Total stockholders' deficit	(49,180)	(83,459)
Total liabilities and stockholders' deficit	$216,738	$216,438
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2019	2020	2021
Revenue:
Subscription	$117,157	$146,837	$183,645
Professional services and other	25,307	26,558	26,535
Total revenue	142,464	173,395	210,180
Cost of revenue:
Subscription	32,781	35,366	36,656
Professional services and other	16,773	20,564	20,092
Total cost of revenue	49,554	55,930	56,748
Gross profit	92,910	117,465	153,432
Operating expenses:
Sales and marketing	131,081	127,567	117,335
Research and development	75,740	69,224	66,474
General and administrative	30,176	35,941	42,708
Total operating expenses	236,997	232,732	226,517
Loss from operations	(144,087)	(115,267)	(73,085)
Other expense, net	(8,974)	(9,635)	(11,140)
Loss before income taxes	(153,061)	(124,902)	(84,225)
Provision for income taxes	1,248	754	409
Net loss	$(154,309)	$(125,656)	$(84,634)
Net loss per share, basic and diluted	$(9.43)	$(4.57)	$(2.89)
Weighted-average number of shares used in computing net loss per share, basic and diluted	16,358	27,520	29,308
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2019	2020	2021
Net loss	$(154,309)	$(125,656)	$(84,634)
Foreign currency translation adjustments	(68)	(51)	490
Unrealized gains (losses) on securities available for sale	—	2	(2)
Comprehensive loss	$(154,377)	$(125,705)	$(84,146)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)

					Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	14,098,937	$693,158	—	$—	1,638,648	$2	$35,301	$506	$(757,773)	$(721,964)
Initial public offering, net of offering costs of $4,091	—	—	—	—	10,580,000	10	202,526	—	—	202,536
Conversion of convertible preferred stock	(14,098,937)	(693,158)	3,263,659	3	10,835,278	11	693,144	—	—	693,158
Vesting of restricted stock units	—	—	—	—	12,625	—	—	—	—	—
Exercise of stock options	—	—	—	—	367,991	—	2,250	—	—	2,250
Stock-based compensation expense	—	—	—	—	—	—	22,291	—	—	22,291
Common stock warrants	—	—	—	—	—	—	633	—	—	633
Other comprehensive loss	—	—	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	—	—	(154,309)	(154,309)
Balance as of January 31, 2019	—	—	3,263,659	3	23,434,542	23	956,145	438	(912,082)	44,527
Vesting of restricted stock units	—	—	—	—	982,591	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(35,446)	—	(1,428)	—	—	(1,428)
Issuance of common stock under employee stock purchase plan	—	—	—	—	506,278	2	7,810	—	—	7,812
Exercise of stock options	—	—	—	—	94,603	—	1,600	—	—	1,600
Stock-based compensation expense	—	—	—	—	—	—	24,014	—	—	24,014
Exercise of common stock warrants	—	—	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(125,656)	(125,656)
Balance as of January 31, 2020	—	—	3,263,659	3	24,985,698	25	988,141	389	(1,037,738)	(49,180)
Vesting of restricted stock units	—	—	—	—	1,032,063	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	—	(49,183)	—	(1,745)	—	—	(1,745)
Issuance of common stock under employee stock purchase plan	—	—	—	—	860,300	2	6,746	—	—	6,748
Exercise of stock options	—	—	—	—	374,049	—	8,092	—	—	8,092
Stock-based compensation expense	—	—	—	—	—	—	33,674	—	—	33,674
Exercise of common stock warrants	—	—	—	—	68,508	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	3,098	—	—	3,098
Other comprehensive loss	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(84,634)	(84,634)
Balance as of January 31, 2021	—	$—	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2019	2020	2021
Cash flows from operating activities
Net loss	$(154,309)	$(125,656)	$(84,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,787	6,917	4,765
Non-cash lease expense	—	—	3,969
Amortization of contract acquisition costs	8,168	11,777	14,376
Stock-based compensation expense	21,801	23,847	33,749
Other, net	(1,276)	1,959	4,340
Change in operating assets and liabilities:
Accounts receivable, net	(12,937)	454	(305)
Contract acquisition costs	(15,677)	(13,178)	(16,775)
Prepaid expenses and other	(4,824)	(1,739)	566
Accounts payable	(8,651)	(292)	(1,341)
Operating lease liabilities	—	—	(3,685)
Accrued expenses and other liabilities	4,605	(150)	6,595
Deferred revenue	22,946	15,842	22,508
Net cash used in operating activities	(131,367)	(80,219)	(15,872)
Cash flows from investing activities
Purchases of property and equipment	(6,373)	(6,466)	(5,706)
Purchases of securities available for sale	—	(102,084)	(11,149)
Proceeds from maturities of securities available for sale	—	84,800	29,200
Purchases of intangible assets	(1,603)	(65)	(105)
Net cash (used in) provided by investing activities	(7,976)	(23,815)	12,240
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	206,627	—	—
Payments of costs related to initial public offering	(4,053)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	(87)	—	—
Proceeds from shares issued in connection with employee stock purchase plan	—	7,812	6,748
Shares repurchased for tax withholdings on vesting of restricted stock	—	(1,428)	(1,745)
Debt proceeds, net of issuance costs	49,642	—	—
Proceeds from exercise of stock options	2,250	1,600	8,092
Principal payments on capital lease obligations	(44)	—	—
Net cash provided by financing activities	254,335	7,984	13,095
Effect of exchange rate changes on cash and cash equivalents	9	(80)	488
Net increase (decrease) in cash and cash equivalents	115,001	(96,130)	9,951
Cash and cash equivalents at beginning of period	61,972	176,973	80,843
Cash and cash equivalents at end of period	$176,973	$80,843	$90,794
Supplemental disclosures of cash flow information
Cash paid for income taxes	$822	$365	$836
Cash paid for interest	$6,903	$9,083	$7,586
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$528	$480	$583
Debt issuance costs in other liabilities, noncurrent	$1,993	$—	$3,395
Issuance of warrants in connection with credit facility	$673	$—	$3,098
Conversion of convertible preferred stock to common stock	$693,158	$—	$—
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2020 and January 31, 2021.
Short-Term Investments
The Company’s short-term investments are primarily comprised of investments such as commercial paper, U.S. treasury securities, asset-backed securities and corporate debt securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.
The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses that are not associated with a credit loss on these short-term investments are reported as a separate component of accumulated other comprehensive income in the consolidated balance sheets until realized. Interest income is reported within other expense, net in the consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. Realized gains and losses are reported in other expense, net in the consolidated statements of operations.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount (net of allowance), do not require collateral, and do not bear interest. The Company’s payment terms generally provide that customers pay within 30 days of the invoice date.
The Company maintains an allowance for doubtful accounts and expected credit losses for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition and credit quality, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2019, 2020 and 2021 were as follows (in thousands):

Balance as of January 31, 2018	$2,919
Additions	5,033
Write-offs	(4,565)
Balance as of January 31, 2019	3,387
Additions	5,508
Write-offs	(6,731)
Balance as of January 31, 2020	2,164
Additions	7,362
Write-offs	(5,746)
Balance as of January 31, 2021	$3,780
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
Amortization expense related to contract acquisition costs was $8.2 million, $11.8 million and $14.4 million for the years ended January 31, 2019, 2020 and 2021, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
Property and Equipment, Net
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
Income from subleases is recorded in other expense, net in the accompanying consolidated statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $13.7 million, $8.3 million and $12.0 million for the years ended January 31, 2019, 2020 and 2021, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash denominated in currencies other than the United States dollar represented 9% and 14% of total cash, cash equivalents and short-term investments as of January 31, 2020 and January 31, 2021, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company invests its excess cash in money market funds and in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the years ended January 31, 2019, 2020 and 2021 or more than 10% of accounts receivable as of January 31, 2020 and January 31, 2021.
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
On February 1, 2020, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results as of and for the year ended January 31, 2021 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Upon adoption, the Company recognized cumulative operating lease liabilities of $12.8 million and operating right-of-use assets of $12.2 million.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company's accounts receivable and available-for-sale debt securities. ASU 2016-13 replaced the incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities and accounts receivable, credit losses should be recorded through an allowance for credit losses. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this standard effective February 1, 2020 using the modified retrospective approach. The effect of the adoption was not material to the Company's consolidated financial statements.
3. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2020 and January 31, 2021 were as follows (in thousands):

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$10,375	$—	$—	$10,375
Cash equivalents:
Money market funds	45,654	—	—	45,654
Certificates of deposit	15,021	—	—	15,021
Reverse repurchase agreements	4,200	—	—	4,200
Commercial paper	4,093	—	—	4,093
Corporate debt securities	1,500	—	—	1,500
Total cash and cash equivalents	$80,843	$—	$—	$80,843
Short-term investments:
Commercial paper	10,567	—	—	10,567
U.S. treasury securities	4,999	1	—	5,000
Asset-backed securities	2,399	1	—	2,400
Total short-term investments	17,965	2	—	17,967
Total cash, cash equivalents and short-term investments	$98,808	$2	$—	$98,810

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$24,928	$—	$—	$24,928
Cash equivalents:
Money market funds	50,725	—	—	50,725
Certificates of deposit	15,141	—	—	15,141
Total cash and cash equivalents	$90,794	$—	$—	$90,794
The Company had $18.0 million in short-term investments as of January 31, 2020 and no short-term investments as of January 31, 2021. All short-term investments were designated as available-for-sale securities and had contractual maturities due within less than one year as of January 31, 2020.
There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended January 31, 2021.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether or not any declines in fair value are the result of credit losses. The Company also evaluates whether (1) it has the intention to sell any of these investments and (2) whether it is more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with available for sale securities as of January 31, 2021.
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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2020 and January 31, 2021 by level within the fair value hierarchy (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,654	$—	$—	$45,654
Certificates of deposit	—	15,021	—	15,021
Reverse repurchase agreements	—	4,200		4,200
Commercial paper	—	4,093		4,093
Corporate debt securities	—	1,500	—	1,500
Total cash equivalents	$45,654	$24,814	$—	$70,468
Short-term investments:
Commercial paper	—	10,567	—	10,567
U.S. treasury securities	5,000	—	—	5,000
Asset-backed securities	—	2,400	—	2,400
Total short-term investments	5,000	12,967	—	17,967
Total cash equivalents and short-term investments	$50,654	$37,781	$—	$88,435

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,725	$—	$—	$50,725
Certificates of deposit	—	15,141	—	15,141
Total cash equivalents	$50,725	$15,141	$—	$65,866
During the years ended January 31, 2020 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2020	2021
Capitalized internal-use software development costs	$24,305	$29,816
Computer equipment and software	4,714	5,097
Leasehold improvements	1,155	1,373
Furniture, vehicles and office equipment	836	842
	31,010	37,128
Less accumulated depreciation and amortization	(18,194)	(22,383)
	$12,816	$14,745
Depreciation and amortization expense related to property and equipment was $8.6 million, $6.3 million and $4.0 million for the years ended January 31, 2019, 2020 and 2021, respectively.
The Company capitalized $6.3 million, $6.5 million and $5.5 million in software development costs during the years ended January 31, 2019, 2020 and 2021, respectively. Amortization of capitalized software development costs was $3.9 million, $3.7 million and $3.0 million for the years ended January 31, 2019, 2020 and 2021, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2020	2021
Intellectual property excluding patents	$2,354	$2,458
Software licenses	1,603	1,603
Patents	950	950
	4,907	5,011
Less accumulated amortization	(1,042)	(1,655)
	$3,865	$3,356
Amortization expense related to intangible assets was $0.2 million, $0.6 million and $0.6 million for the years ended January 31, 2019, 2020 and 2021, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 6.2 years.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets (Continued)
As of January 31, 2021, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2022	$481
2023	80
2024	80
2025	80
2026	80
Thereafter	96
$897

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2020	2021
Accrued payroll taxes	$9,915	$12,213
Accrued bonus	9,847	9,073
Accrued expenses	8,068	8,807
Accrued payroll and benefits	7,802	8,513
Accrued commissions	4,041	7,488
Employee stock purchase plan	3,016	3,384
Sales and other taxes payable	1,511	840
Other accrued liabilities	2,273	1,632
	$46,473	$51,950

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
In October 2020, due to the decision to terminate one of its leases, the Company reduced the balances of its operating lease ROU assets and liabilities by $3.4 million and recorded an impairment charge of $0.8 million in general and administrative expenses in the accompanying consolidated statements of operations.
Components of lease expense are summarized as follows (in thousands):

	Year Ended January 31,
	2019	2020	2021
Operating lease expense	$7,321	$7,277	$5,748
Short-term lease expense	—	—	2,266
Total lease expense	$7,321	$7,277	$8,014

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Leases (Continued)

Lease term and discount rate information are summarized as follows:

As of January 31, 2021
Weighted average remaining lease term (years)	1.2
Weighted average discount rate	10.0%
Maturities of lease liabilities as of January 31, 2021 are as follows (in thousands):

Year Ending January 31:
2022	$4,354
2023	1,644
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	5,998
Less imputed interest	(634)
Present value of lease liabilities	$5,364
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to three years. Sublease income, which is recorded within other income, was $0.2 million, $0.4 million and $0.5 million during the years ended January 31, 2019, 2020 and 2021, respectively.
Cash paid for operating leases for the year ended January 31, 2021 was $4.8 million and was included in net cash used in operating activities in the consolidated statements of cash flows.
In November 2020, the Company entered into an agreement to lease office space from its current landlord. The lease term commences on May 1, 2021 and runs for a period of approximately six years, with rent payments over the term of the lease totaling approximately $23.8 million.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2019, 2020 and 2021 were as follows (in thousands):

Balance as of January 31, 2018	$70,956
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(66,274)
Increase due to billings excluding amounts recognized as revenue during the period	89,220
Balance as of January 31, 2019	93,902
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(88,693)
Increase due to billings excluding amounts recognized as revenue during the period	104,535
Balance as of January 31, 2020	109,744
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(106,070)
Increase due to billings excluding amounts recognized as revenue during the period	128,578
Balance as of January 31, 2021	$132,252

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Deferred Revenue and Performance Obligations (Continued)

Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2021, approximately $260.6 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $161.9 million of this amount during the twelve months following January 31, 2021, with the balance recognized thereafter. As of January 31, 2021, approximately $21.7 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $16.3 million of which is expected to be recognized during the twelve months following January 31, 2021, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2019	2020	2021
United States	$110,181	$130,044	$159,462
Japan	12,258	17,334	22,157
Other	20,025	26,017	28,561
Total	$142,464	$173,395	$210,180
Percentage of revenue by geographic area:
United States	77%	75%	76%
Japan	9%	10%	11%
Other	14%	15%	13%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the years ended January 31, 2019, 2020 and 2021. As of January 31, 2021, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of January 31, 2021. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7% as of January 31, 2021. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Credit Facility (Continued)

portion accrues at a fixed rate equal to 2.5% per year. During the years ended January 31, 2019, 2020 and 2021, $2.3 million, $2.6 million and $2.7 million of interest was capitalized, respectively.
The credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is April 1, 2025, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee, and the amendment fee described above, these fees were recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. These liabilities will be accreted to their full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loans on the consolidated balance sheets and are being amortized as interest expense in other expense, net in the consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following:

	As of January 31,
	2020	2021
Principal	$105,123	$107,826
Less: unamortized debt issuance costs	(4,049)	(8,217)
Net carrying amount	$101,074	$99,609
The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2020 and January 31, 2021.
The Company incurred interest expense of $11.1 million, $12.6 million and $12.6 million for the years ended January 31, 2019, 2020 and 2021, respectively.
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
Warrants issued in connection with the credit facility were recorded as an increase to additional paid-in capital with a corresponding increase to debt issuance costs.
See Note 13 "Stockholders' Equity (Deficit)" for further details regarding stock warrants.

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
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2021, the Company had non-cancelable commitments related to these services of $46.7 million.
13. Stockholders' Equity (Deficit)
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2020 and January 31, 2021, no shares of preferred stock were issued and outstanding.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Deficit) (Continued)
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
At January 31, 2020 and January 31, 2021, there were 3,263,659 shares of Class A common stock authorized. At January 31, 2020 and January 31, 2021, there were 3,263,659 shares of Class A common stock issued and outstanding.
At January 31, 2020 and January 31, 2021, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2020 and January 31, 2021, there were 24,985,698 and 27,271,435 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2021, there were 103,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at prices ranging from $0.01 to $34.35 per share
14. Equity Incentive Plans
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2021, the number of shares available for grant under the 2018 Plan was increased by 1,412,467 shares. As of January 31, 2021, there were 3,844,115 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2019	2020	2021
Cost of revenue:
Subscription	$219	$507	$1,213
Professional services and other	154	404	843
Sales and marketing	7,387	10,770	10,936
Research and development	6,519	6,339	9,095
General and administrative	7,492	5,637	11,218
Interest expense	30	190	444
Total	$21,801	$23,847	$33,749
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. The weighted-average grant-date fair value of stock options granted was $14.95 per share for the year ended January 31, 2020. There were 25,000 stock options granted during the year ended January 31, 2020 and no stock options granted during the years ended January 31, 2019 and 2021. The grant-date fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2019	2020	2021
Expected stock price volatility	—	47%	—
Expected life of options	—	6 years	—
Risk-free interest rate	—	2.47%	—
Expected dividend yield	—	—	—
Fair value of common stock	—	$31.20	—

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2019, 2020 and 2021:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2018	2,465,242	$21.90	6.4	$12,185
Exercised	(367,991)	6.09
Forfeited	(101,782)	30.69
Expired	(139,130)	34.06
Outstanding as of January 31, 2019	1,856,339	23.64	5.6	8,443
Granted	25,000	31.20
Exercised	(94,603)	16.99
Forfeited	(11,010)	28.24
Expired	(30,311)	33.64
Outstanding as of January 31, 2020	1,745,415	23.91	4.6	5,152
Exercised	(374,049)	21.64
Forfeited	(2,112)	27.96
Expired	(72,751)	37.53
Outstanding as of January 31, 2021	1,296,503	$23.79	3.7	$51,339
Vested and exercisable at January 31, 2021	1,270,728	$23.64	3.6	$50,507
The aggregate intrinsic value of options exercised was $4.5 million, $1.6 million and $10.8 million for the years ended January 31, 2019, 2020 and 2021, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of January 31, 2021 is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2021, there was $0.2 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.2 years.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2019, 2020 and 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2018	1,001,226	$23.40
Granted	1,743,393	18.06
Vested	(12,625)	27.60
Canceled	(403,872)	21.29
Outstanding as of January 31, 2019	2,328,122	19.77
Granted	1,113,913	28.82
Vested	(982,591)	21.76
Canceled	(282,639)	20.52
Outstanding as of January 31, 2020	2,176,805	23.40
Granted	3,209,165	25.94
Vested	(1,028,734)	21.71
Canceled	(499,075)	23.22
Outstanding as of January 31, 2021	3,858,161	$25.97
As of January 31, 2021, there was $80.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the year ended January 31, 2021, the number of shares available under the ESPP was increased by 423,740 shares. As of January 31, 2021, there were 505,319 shares available under the ESPP.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
that offering period following their purchase of shares on the exercise date and will be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of Class B common stock. Participation ends automatically upon termination of employment.
As of January 31, 2021, a total of 1,418,686 shares were issuable to employees based on contribution elections made under the ESPP. As of January 31, 2021, total unrecognized stock-based compensation related to the ESPP was $6.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2019	2020	2021
Expected stock price volatility	31% - 36%	43% - 52%	49% - 83%
Expected term	0.75 - 2.25 years	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	2.22% - 2.54%	1.56% - 2.46%	.11% - .23%
Expected dividend yield	–	–	–

15. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2019	2020	2021
Current income provision:
Federal	$—	$—	$—
State	9	27	32
Foreign	1,137	739	361
	1,146	766	393
Deferred income tax provision:
Federal	(125)	—	—
State	(39)	—	—
Foreign	266	(12)	16
	102	(12)	16
Provision for income taxes	$1,248	$754	$409

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2019	2020	2021
Tax benefit at U.S. federal statutory rate (1)	$(32,143)	$(26,229)	$(17,687)
State income taxes, net of federal tax benefit	(10,114)	(5,377)	(4,689)
Non-deductible expenses	997	1,101	85
Foreign taxes	697	113	351
Stock-based compensation	1,469	895	(4,263)
Research and development credits	(2,618)	(2,529)	(2,561)
Change in valuation allowance	42,975	32,708	29,160
Other	(15)	72	13
Provision for income taxes	$1,248	$754	$409
________________
(1)    The statutory tax rate used in this analysis was 21% for the years ended January 31, 2019, 2020 and 2021.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2020	2021
Deferred tax assets:
Net operating loss carryforwards	$248,583	$278,118
Stock based compensation	13,608	9,557
Accruals and other reserves	4,095	3,408
Research and development credit carryforwards	15,257	17,818
Lease liability	—	1,478
Other	7,398	9,516
Gross deferred tax assets	288,941	319,895
Valuation allowance	(279,387)	(308,547)
Total deferred tax assets, net of valuation allowance	9,554	11,348

Deferred tax liabilities:
Contract acquisition costs	(7,057)	(7,653)
Capitalized software	(3,074)	(3,268)
Right-of-use assets	—	(1,044)
Basis difference in intangible assets	(202)	(234)
Total deferred tax liabilities	(10,333)	(12,199)
Net deferred tax liabilities	$(779)	$(851)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company determined it was more-likely-than-not that its domestic

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
deferred tax assets would not be realized as of January 31, 2020 and 2021 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
As of January 31, 2021, the Company had federal and state NOLs available to offset future taxable income, if any, of $1,029.6 million and $1,224.4 million, respectively. The federal NOLs will begin to expire in 2028. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2021, the Company also had unused federal and state research and development tax credits of $17.8 million and $7.5 million, respectively. A small portion of the federal and state credits will begin to expire in 2020. As of January 31, 2021, the Company also had foreign tax credits of $0.4 million which begin to expire in 2024.
During the fiscal years ended years ended January 31, 2019, 2020 and 2021, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2019	2020	2021
Beginning balance	$3,637	$4,558	$5,430
Increase in unrecognized tax benefits taken in prior years	872	906	939
Increase (decrease) in unrecognized tax benefits related to current year	49	(34)	(36)
	$4,558	$5,430	$6,333
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
The Company paid income taxes of $0.8 million, $0.4 million and $0.8 million during the years ended January 31, 2019, 2020 and 2021, respectively.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Net Loss Per Share (Continued)

	Year Ended January 31,
	2019		2020		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(18,305)	$(136,004)	$(14,903)	$(110,753)	$(9,426)	$(75,208)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	1,941	14,417	3,264	24,256	3,264	26,044
Net loss per share, basic and diluted	$(9.43)	$(9.43)	$(4.57)	$(4.57)	$(2.89)	$(2.89)
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

	Year Ended January 31,
	2019	2020	2021
Convertible preferred stock on an if-converted basis	5,717	—	—
Options to purchase common stock	470	297	498
Restricted stock units	311	1,096	1,830
Employee stock purchase program	—	192	1,037
Common stock warrants	4	42	85
	6,502	1,627	3,450

17. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Under the plan, employees may contribute up to 50% of their pretax salary, subject to certain IRC limitations. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. The Company recorded expenses for contributions to its retirement savings plan of $3.4 million, $3.2 million and $1.6 million during the years ended January 31, 2019, 2020 and 2021, respectively.
18. Related Party Transactions
Certain members of the Company's board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. As of January 31, 2020 and January 31, 2021, the Company had $0.1 million and $0.3 million receivable from these customers, respectively. As of January 31, 2020 and January 31, 2021, amounts payable to these vendors were immaterial. During the years ended January 31, 2019, 2020 and 2021, the Company recognized revenue of $1.9 million, $1.0 million and $0.7 million, respectively, related to these customers. During the years ended January 31, 2019, 2020 and 2021, the Company recognized expense of $0.7 million, $1.0 million and $0.8 million, respectively, related to these vendors.
The Company previously utilized an aircraft owned by one of the Company's executive officers on an as-needed basis. This arrangement was terminated in June 2018. The Company recorded expenses related to usage of the aircraft of $0.3 million, $0 and $0 during the years ended January 31, 2019, 2020 and 2021, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2021.
The effectiveness of our internal controls over financial reporting as of January 31, 2021 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all officers, directors and employees, which is available on our website at www.domo.com/ir under "Governance". The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.

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

DOMO, INC.

Date: March 31, 2021	By:	/s/ Joshua G. James
Joshua G. James
Founder and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2021	By:	/s/ Bruce Felt
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

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Joshua G. James

/s/ Bruce Felt	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2021
Bruce Felt

/s/ Joy Driscoll Durling	Director	March 31, 2021
Joy Driscoll Durling

/s/ Carine S. Clark	Director	March 31, 2021
Carine S. Clark

/s/ Dana Evan	Director	March 31, 2021
Dana Evan

/s/ Mark Gorenberg	Director	March 31, 2021
Mark Gorenberg

/s/ Daniel Daniel	Director	March 31, 2021
Daniel Daniel

/s/ Jeff Kearl	Director	March 31, 2021
Jeff Kearl

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	001-38553	3.1	April 15, 2019
3.2	Amended and Restated Bylaws	10-K	001-38553	3.2	April 15, 2019
4.1	Specimen Common Stock Certificate of the registrant	S-1	333-225348	4.1	June 18, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated April 13, 2017, by and among the registrant and the investors and founders named therein	S-1	333-225348	4.2	June 1, 2018
4.3	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.4	Form of Amended and Restated Warrant to Purchase Stock, dated as of January 4, 2019	8-K	001-38553	4.1	January 7, 2019
4.5	Form of Warrant to Purchase Stock, dated as of August 7, 2020	8-K	001-38553	4.1	August 7, 2020
4.6	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan	S-1	333-225348	10.5	June 18, 2018
10.6+	Executive Incentive Compensation Plan	S-1	333-225348	10.6	June 18, 2018
10.7	Loan and Security Agreement, dated as of December 5, 2017, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.7	June 1, 2018
10.8	First Amendment to Loan and Security Agreement and Pledge Agreement dated as of April 17, 2018, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.8	June 1, 2018
10.9	Third Amendment to Loan and Security Agreement, dated as of January 4, 2019, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, and Obsidian Agency Services Inc.	8-K	001-38553	10.1	January 7, 2019
10.10	Fourth Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders that are party thereto from time to time (collectively, the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders and Wilmington Trust, National Association, as administrative agent for the Lenders	8-K	001-38553	10.1	August 7, 2020
10.11+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.12	Outside Director Compensation Policy	S-1	333-225348	10.10	June 18, 2018
10.13+	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.14+	Corrected Confirmatory Employment Letter, dated June 17, 2018, between the registrant and Joshua James	8-K	001-38553	10.1	May 8, 2019
10.15+	Corrected Confirmatory Employment Letter, dated June 15, 2018, between the registrant and Bruce Felt	8-K	001-38553	10.2	May 8, 2019

10.16+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1	333-225348	10.14	June 18, 2018
24.1	Powers of Attorney (contained on signature page)					X
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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