Form 10-Q
period 2021-04-30
DOMO, INC.
filed 2021-06-09
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 1, 2021, there were approximately 3,263,659 shares of the registrant's Class A common stock and 28,416,935 shares of the registrant's Class B common stock outstanding.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described further in the section of this report captioned “Risk Factors,” which may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks include the following:

•the ongoing pandemic of coronavirus around the world could impact our business and operating results in volatile and unpredictable ways;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$90,794	$84,826
Accounts receivable, net of allowances of $3,780 and $3,650 as of January 31, 2021 and April 30, 2021, respectively	48,272	33,001
Contract acquisition costs, net	13,894	13,799
Prepaid expenses and other current assets	12,216	9,778
Total current assets	165,176	141,404
Property and equipment, net	14,745	15,837
Right-of-use assets	3,663	2,735
Contract acquisition costs, noncurrent, net	18,605	18,393
Intangible assets, net	3,356	3,202
Goodwill	9,478	9,478
Other assets	1,415	1,327
Total assets	$216,438	$192,376
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,085	$4,461
Accrued expenses and other current liabilities	51,950	35,564
Lease liabilities	3,808	3,356
Deferred revenue	129,079	128,510
Total current liabilities	185,922	171,891
Lease liabilities, noncurrent	1,556	944
Deferred revenue, noncurrent	3,173	1,923
Other liabilities, noncurrent	9,637	9,917
Long-term debt	99,609	100,650
Total liabilities	299,897	285,325
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2021 and April 30, 2021; no shares issued and outstanding as of January 31, 2021 and April 30, 2021	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2021 and April 30, 2021; 3,264 shares issued and outstanding as of January 31, 2021 and April 30, 2021	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2021 and April 30, 2021; 27,271 and 28,417 shares issued and outstanding as of January 31, 2021 and April 30, 2021, respectively	27	28
Additional paid-in capital	1,038,006	1,046,623
Accumulated other comprehensive income	877	873
Accumulated deficit	(1,122,372)	(1,140,476)
Total stockholders' deficit	(83,459)	(92,949)
Total liabilities and stockholders' deficit	$216,438	$192,376
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2020	2021
Revenue:
Subscription	$42,436	$52,112
Professional services and other	6,125	7,950
Total revenue	48,561	60,062
Cost of revenue:
Subscription	9,105	9,057
Professional services and other	5,004	6,101
Total cost of revenue	14,109	15,158
Gross profit	34,452	44,904
Operating expenses:
Sales and marketing	29,096	33,454
Research and development	17,453	16,186
General and administrative	9,869	10,218
Total operating expenses	56,418	59,858
Loss from operations	(21,966)	(14,954)
Other expense, net	(2,724)	(3,262)
Loss before income taxes	(24,690)	(18,216)
Provision for (benefit from) income taxes	205	(112)
Net loss	$(24,895)	$(18,104)
Net loss per share, basic and diluted	$(0.88)	$(0.58)
Weighted-average number of shares used in computing net loss per share, basic and diluted	28,450	31,004
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2021
Net loss	$(24,895)	$(18,104)
Foreign currency translation adjustments	(43)	(4)
Unrealized losses on securities available for sale	(1)	—
Comprehensive loss	$(24,939)	$(18,108)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	99,762	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(4,578)	—	(38)	—	—	(38)
Issuance of common stock under employee stock purchase plan	—	—	466,214	1	3,658	—	—	3,659
Exercise of stock options	—	—	1,155	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	6,499	—	—	6,499
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(24,895)	(24,895)
Balance as of April 30, 2020	3,263,659	$3	25,548,251	$26	$998,271	$345	$(1,062,633)	$(63,988)

	Three Months Ended April 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
Vesting of restricted stock units	—	—	703,571	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(94,435)	—	(6,244)	—	—	(6,244)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	31,188	—	654	—	—	654
Stock-based compensation expense	—	—	—	—	10,074	—	—	10,074
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,104)	(18,104)
Balance as of April 30, 2021	3,263,659	$3	28,416,779	$28	$1,046,623	$873	$(1,140,476)	$(92,949)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2021
Cash flows from operating activities
Net loss	$(24,895)	$(18,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,293	1,028
Non-cash lease expense	951	943
Amortization of contract acquisition costs	3,408	3,903
Stock-based compensation expense	6,476	10,062
Other, net	879	865
Change in operating assets and liabilities:
Accounts receivable, net	18,323	15,271
Contract acquisition costs	(1,926)	(3,612)
Prepaid expenses and other	213	2,511
Accounts payable	45	3,383
Operating lease liabilities	(905)	(1,080)
Accrued expenses and other liabilities	(14,751)	(16,079)
Deferred revenue	(2,024)	(1,819)
Net cash used in operating activities	(12,913)	(2,728)
Cash flows from investing activities
Purchases of property and equipment	(1,363)	(1,778)
Purchases of securities available for sale	(11,149)	—
Proceeds from maturities of securities available for sale	16,600	—
Purchases of intangible assets	(104)	—
Net cash provided by (used in) investing activities	3,984	(1,778)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	3,659	4,133
Shares repurchased for tax withholdings on vesting of restricted stock	(38)	(6,244)
Proceeds from exercise of stock options	11	654
Net cash provided by (used in) financing activities	3,632	(1,457)
Effect of exchange rate changes on cash and cash equivalents	(3)	(5)
Net decrease in cash and cash equivalents	(5,300)	(5,968)
Cash and cash equivalents at beginning of period	80,843	90,794
Cash and cash equivalents at end of period	$75,543	$84,826
Supplemental disclosures of cash flow information
Cash paid for income taxes	$245	$251
Cash paid for interest	$2,478	$1,933
Non-cash investing and financing activities
Stock-based compensation capitalized as internal-use software	$116	$251
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2021, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the three months ended April 30, 2020 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2021 and its results of operations and cash flows for the three months ended April 30, 2020 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2021, included in the Company's Annual Report on Form 10-K.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the condensed consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the condensed consolidated statements of stockholders’ deficit and the condensed consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the condensed

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)
consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2021 and April 30, 2021.
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
Amortization expense related to contract acquisition costs was $3.4 million and $3.9 million for the three months ended April 30, 2020 and 2021, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Income from subleases is recorded in other expense, net in the accompanying condensed consolidated statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.1 million and $2.8 million for the three months ended April 30, 2020 and 2021, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash denominated in currencies other than the United States dollar represented 14% and 17% of total cash and cash equivalents as of January 31, 2021 and April 30, 2021, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2020 and 2021 or more than 10% of accounts receivable as of January 31, 2021 and April 30, 2021.

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
Recent Accounting Pronouncements
There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2021 and April 30, 2021 were as follows (in thousands):

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$24,928	$—	$—	$24,928
Cash equivalents:
Money market funds	50,725	—	—	50,725
Certificates of deposit	15,141	—	—	15,141
Total cash and cash equivalents	$90,794	$—	$—	$90,794

	April 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$43,801	$—	$—	$43,801
Cash equivalents:
Money market funds	25,877	—	—	25,877
Certificates of deposit	15,148	—	—	15,148
Total cash and cash equivalents	$84,826	$—	$—	$84,826
The Company had no short-term investments as of January 31, 2021 and April 30, 2021.

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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2021 and April 30, 2021 by level within the fair value hierarchy (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,725	$—	$—	$50,725
Certificates of deposit	—	15,141	—	15,141
Total cash equivalents	$50,725	$15,141	$—	$65,866

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,877	$—	$—	$25,877
Certificates of deposit	—	15,148	—	15,148
Total cash equivalents	$25,877	$15,148	$—	$41,025
During the three months ended April 30, 2021, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2021	2021
Capitalized internal-use software development costs	$29,816	$31,565
Computer equipment and software	5,097	5,098
Leasehold improvements	1,373	1,648
Furniture, vehicles and office equipment	842	843
	37,128	39,154
Less accumulated depreciation and amortization	(22,383)	(23,317)
	$14,745	$15,837
Depreciation and amortization expense related to property and equipment was $1.1 million and $0.9 million for the three months ended April 30, 2020 and 2021, respectively.
The Company capitalized $1.4 million and $1.7 million in software development costs during the three months ended April 30, 2020 and 2021, respectively. Amortization of capitalized software development costs was $0.8 million and $0.7 million for the three months ended April 30, 2020 and 2021, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2021	2021
Intellectual property excluding patents	$2,458	$2,458
Software licenses	1,603	1,603
Patents	950	950
	5,011	5,011
Less accumulated amortization	(1,655)	(1,809)
	$3,356	$3,202
Amortization expense related to intangible assets was $0.2 million and $0.2 million for the three months ended April 30, 2020 and 2021, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 6.0 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2021	2021
Accrued payroll and benefits	$8,513	$9,031
Accrued expenses	8,807	9,025
Accrued payroll taxes	12,213	8,683
Accrued commissions	7,488	3,851
Accrued bonus	9,073	3,535
Sales and other taxes payable	840	265
Employee stock purchase plan liability	3,384	105
Other accrued liabilities	1,632	1,069
	$51,950	$35,564

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2020	2021
Operating lease expense	$1,339	$1,003
Short-term lease expense	739	357
Total lease expense	$2,078	$1,360
Lease term and discount rate information are summarized as follows:

As of April 30, 2021
Weighted average remaining lease term (years)	1.0
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Maturities of lease liabilities as of April 30, 2021 are as follows (in thousands):

Year Ending January 31:
2022	$3,112
2023	1,644
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	4,756
Less imputed interest	(456)
Present value of lease liabilities	$4,300
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to three years. Sublease income, which is recorded within other income, was $0.1 million and $0.1 million during the three months ended April 30, 2020 and 2021, respectively.
Cash paid for operating leases was $1.1 million and $1.2 million for the three months ended April 30, 2020 and 2021, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
In November 2020, the Company entered into an agreement to lease office space from its current landlord. The lease term commences on May 1, 2021 and runs for a period of approximately six years, with rent payments over the term of the lease totaling approximately $23.8 million.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2021 were as follows (in thousands):

Balance as of January 31, 2021	$132,252
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(42,727)
Increase due to billings excluding amounts recognized as revenue during the period	40,908
Balance as of April 30, 2021	$130,433
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2021, approximately $261.8 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $163.9 million of this amount during the twelve months following April 30, 2021, with the balance recognized thereafter. As of April 30, 2021, approximately $22.5 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $16.9 million of which is expected to be recognized during the twelve months following April 30, 2021, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2020	2021
United States	$36,842	$45,971
Japan	5,090	6,257
Other	6,629	7,834
Total	$48,561	$60,062
Percentage of revenue by geographic area:
United States	76%	77%
Japan	10%	10%
Other	14%	13%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2020 and 2021. As of April 30, 2021, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of April 30, 2021. The credit facility is secured by substantially all of the Company's assets.
In August 2020, the Company entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from October 1, 2022 to April 1, 2025. Per the amendment, the Company is required to comply with a financial covenant requiring the Company to maintain a minimum balance of unrestricted cash and cash equivalents equal to $10.0 million until the Company’s six-month adjusted cash flow is greater than zero. The amendment also revised the maximum debt ratio financial covenant and included an amendment fee of $5.0 million, which accrues interest at a rate of 9.5% per year. The amendment fee, along with its accrued interest, is to be paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7% as of April 30, 2021. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended April 30, 2020 and 2021, $0.7 million and $0.7 million of interest was capitalized, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2021	2021
Principal	$107,826	$108,494
Less: unamortized debt issuance costs	(8,217)	(7,844)
Net carrying amount	$99,609	$100,650
The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2021 and April 30, 2021.
The Company incurred interest expense of $3.0 million and $3.2 million for the three months ended April 30, 2020 and 2021, respectively.
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
See Note 13 "Stockholders' Deficit" for further details regarding stock warrants.
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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2021 and April 30, 2021, no shares of preferred stock were issued and outstanding.
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
At January 31, 2021 and April 30, 2021, there were 3,263,659 shares of Class A common stock authorized. At January 31, 2021 and April 30, 2021, there were 3,263,659 shares of Class A common stock issued and outstanding.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit (Continued)
At January 31, 2021 and April 30, 2021, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2021 and April 30, 2021, there were 27,271,435 and 28,416,779 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2021, there were 103,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at prices ranging from $0.01 to $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2021, the number of shares available for grant under the 2018 Plan was increased by 1,526,754 shares. As of April 30, 2021, there were 4,900,472 shares available for grant under the 2018 Plan.
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

	Three Months Ended April 30,
	2020	2021
Cost of revenue:
Subscription	$226	$419
Professional services and other	103	334
Sales and marketing	1,826	3,727
Research and development	1,877	2,489
General and administrative	2,397	2,916
Interest expense	47	177
Total	$6,476	$10,062

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three months ended April 30, 2020 and April 30, 2021.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2021:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	1,296,503	$23.79	3.7	$51,339
Exercised	(31,188)	20.98
Forfeited	(1,009)	19.73
Outstanding as of April 30, 2021	1,264,306	$23.86	3.5	$51,110
Vested and exercisable at April 30, 2021	1,252,189	$23.79	3.4	$50,709
The aggregate intrinsic value of options exercised was $5,000 and $1.3 million for the three months ended April 30, 2020 and 2021, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2021 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2021, there was $0.2 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.0 years.
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
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2021	3,858,161	$25.97
Granted	653,608	62.34
Vested	(706,900)	22.98
Canceled	(83,782)	27.59
Outstanding as of April 30, 2021	3,721,087	$32.89
As of April 30, 2021, there was $109.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.3 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. The administrator elected to forgo an increase in the number of shares available under the ESPP and no shares were added during the three months ended April 30, 2021. As of April 30, 2021, there were 299 shares available under the ESPP.
The ESPP generally provides for consecutive overlapping 24-month offering periods comprising of four six-month purchase periods; provided, however, that the first purchase period in the first offering period will have a duration of approximately nine months. The offering periods are scheduled to start on the first trading day on or after April 1 and October 1 of each year. The ESPP is intended to qualify as a tax-qualified plan under Section 423 of the Internal Revenue Code and permits participants to elect to purchase shares of Class B common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,000 shares during each purchase period.
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
As of April 30, 2021, a total of approximately 493,655 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2022. As of April 30, 2021, total unrecognized stock-based compensation related to the ESPP was $6.3 million, which is expected to be recognized over a weighted-average period of 0.9 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $0.2 million for the three months ended April 30, 2020. The Company had a tax benefit of $0.1 million for the three months ended April 30, 2021. The respective income tax and benefit for these periods were primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2020		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,856)	$(22,039)	$(1,906)	$(16,198)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	25,186	3,264	27,740
Net loss per share, basic and diluted	$(0.88)	$(0.88)	$(0.58)	$(0.58)
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

	Three Months Ended April 30,
	2020	2021
Options to purchase common stock	183	796
Restricted stock units	477	2,400
Employee stock purchase program	239	749
Common stock warrants	—	102
	899	4,047

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

Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then encouraging all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based business intelligence platform that digitally connects everyone at an organization — from the CEO to frontline employees — with all the people, data, and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
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
A majority of our customers subscribe to our services through multi-year contracts. As of April 30, 2021, 61% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 60% of customers as of January 31, 2021. The high percentage of revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, since that time we have seen an overall improvement in the portion of total billings that are annual in advance. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2022.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2020 and 2021, total RPO was $229.3 million and $284.3 million, respectively, representing year-over-year growth of 24%. The amount of RPO expected to be recognized as revenue in the next twelve months was $148.8 million and $180.8 million as of April 30, 2020 and 2021, respectively, representing year-over-year growth of 22%.
We had total revenue of $48.6 million and $60.1 million for the three months ended April 30, 2020 and 2021, respectively, reflecting a year-over-year increase of 24%. Our enterprise customers were a key driver of revenue growth, with revenue of $26.2 million and $32.5 million for the three months ended April 30, 2020 and 2021, respectively, or 24% year-over-year growth. For the three months ended April 30, 2020 and 2021, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76% and 77% or our total revenue for the three months ended April 30, 2020 and 2021, respectively.
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
We have incurred significant net losses since our inception, including net losses of $24.9 million and $18.1 million for the three months ended April 30, 2020 and 2021, respectively, and had an accumulated deficit of $1,140.5 million at April 30, 2021. We have experienced improvements in net losses over the periods presented; however, we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
We cannot reasonably predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the duration and scope of the pandemic (including any potential future waves of the pandemic) as well as governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including the availability, adoption and effectiveness of COVID-19 vaccines). Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
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
During the three months ended April 30, 2020, we entered into contracts totaling $4.5 million of annual recurring revenue with government entities to facilitate their response to the COVID-19 pandemic. During the three months ended April 30, 2021, all of these entities have renewed their contracts in full or in part, and Domo has and will continue to pursue additional use cases beyond COVID-19. Once the pandemic has subsided, these contracts may be at a higher risk of not renewing if Domo has not continued to expand the usage of the product beyond the pandemic use case.
As of the date of this report, we do not yet know the full extent of the negative impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic. In addition, certain customers have pursued concessions such as lengthened payment terms or reduced contract length, which may materially and negatively impact our operating results, financial condition and prospects. See Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
Factors Affecting Performance
Continue to Attract New Customers
We believe that our ability to expand our customer base is an important indicator of market penetration, the growth of our business, and future business opportunities. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. We define enterprise customers as companies with over $1 billion in revenue. In order to maintain comparability, companies who become customers with revenue below $1 billion and subsequently exceed that threshold are considered enterprise customers for all periods presented.
As of April 30, 2021, we had over 2,000 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the three months ended April 30, 2020 and 2021, our enterprise customers accounted for 54% and 54% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate for the twelve months ended April 30, 2021 was 89%.
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
Sales and marketing expense as a percentage of total revenue has improved from 60% for the three months ended April 30, 2020 to 56% for the three months ended April 30, 2021.
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
Research and development expense as a percentage of total revenue has improved from 36% for the three months ended April 30, 2020 to 27% for the three months ended April 30, 2021.

Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, since that time we have seen an overall improvement in the portion of total billings that are annual in advance. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the three months ended April 30, 2020 and 2021:

	Three Months Ended April 30,
	2020	2021
Billings (in thousands)	$46,537	$58,243
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
Other Expense, Net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses foreign currency gains and losses upon remeasurement of intercompany balances, sublease income, and interest income earned on our cash, cash equivalents and short-term investments. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2020	2021
Revenue:	(in thousands)
Subscription	$42,436	$52,112
Professional services and other	6,125	7,950
Total revenue	48,561	60,062
Cost of revenue:
Subscription(1)	9,105	9,057
Professional services and other(1)	5,004	6,101
Total cost of revenue	14,109	15,158
Gross profit	34,452	44,904
Operating expenses:
Sales and marketing(1)	29,096	33,454
Research and development(1)	17,453	16,186
General and administrative(1)(2)	9,869	10,218
Total operating expenses	56,418	59,858
Loss from operations	(21,966)	(14,954)
Other expense, net(1)	(2,724)	(3,262)
Loss before income taxes	(24,690)	(18,216)
Provision for (benefit from) income taxes	205	(112)
Net loss	$(24,895)	$(18,104)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2021
Cost of revenue:	(in thousands)
Subscription	$226	$419
Professional services and other	103	334
Sales and marketing	1,826	3,727
Research and development	1,877	2,489
General and administrative	2,397	2,916
Other expense, net	47	177
Total	$6,476	$10,062

(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended April 30, 2020 and 2021, respectively.

	Three Months Ended April 30,
	2020	2021
Revenue:
Subscription	87%	87%
Professional services and other	13	13
Total revenue	100	100
Cost of revenue:
Subscription	19	15
Professional services and other	10	10
Total cost of revenue	29	25
Gross margin	71	75
Operating expenses:
Sales and marketing	60	56
Research and development	36	27
General and administrative	20	17
Total operating expenses	116	100
Loss from operations	(45)	(25)
Other expense, net	(6)	(5)
Loss before income taxes	(51)	(30)
Provision for (benefit from) income taxes	—	—
Net loss	(51)%	(30)%
Discussion of the Three Months Ended April 30, 2020 and 2021
Revenue

	Three Months Ended April 30,
	2020	2021	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$42,436	$52,112	$9,676	23%
Professional services and other	6,125	7,950	1,825	30
Total revenue	$48,561	$60,062	$11,501	24
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $5.7 million increase from new customers and a $4.0 million increase from existing customers. Our customer count increased 11% from April 30, 2020 to April 30, 2021. The increase in professional services and other revenue was due to a higher volume of billable hours delivered and a higher average revenue rate per hour. We anticipate that as we continue to close new business and retain our customers that subscription revenue will continue to increase as a percent of total revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2020	2021	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$9,105	$9,057	$(48)	(1)%
Professional services and other	5,004	6,101	1,097	22
Total cost of revenue	$14,109	$15,158	$1,049	7
Gross profit	$34,452	$44,904	$10,452	30
Gross margin:
Subscription	79%	83%
Professional services and other	18	23
Total gross margin	71	75
The increase in professional services and other cost of revenue is primarily due to a higher volume of services provided by third-party consultants related to implementation and training.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements from continued proactive management and optimization of our third-party hosting services. We expect subscription gross margin to improve as we continue to effectively manage our data center operations and third-party hosting services.
Services gross margin improved due to higher utilization of internal client services resources and a higher average revenue rate per hour. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended April 30,
	2020	2021	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$29,096	$33,454	$4,358	15%
Research and development	17,453	16,186	(1,267)	(7)
General and administrative	9,869	10,218	349	4
Total operating expenses	$56,418	$59,858	$3,440	6
Percentage of revenue:
Sales and marketing	60%	56%
Research and development	36	27
General and administrative	20	17
Sales and marketing expenses increased primarily due to a $2.0 million increase in employee-related costs, most of which related to stock-based compensation. Expense related to marketing programs and content increased by $1.8 million. Commissions expense increased by $1.1 million due to higher sales. These increases were partially offset by a $0.3 million decrease in rent expense. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term; however, in the near term the pace of the decline may slow as we invest in our sales organization.
Research and development expenses declined primarily due to a decrease in employee-related costs, specifically severance expense related to a reduction in force that occurred during the three months ended April 30, 2020. We expect research and development expense to continue to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses increased primarily due to a $0.4 million increase in employee-related costs, most of which related to stock-based compensation. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Three Months Ended April 30,
	2020	2021	$ Change	% Change
		(in thousands)
Other expense, net	$(2,724)	$(3,262)	$(538)	20%
Other expense, net increased primarily due to a $0.2 million decrease in interest income due to a lower investment balance and a $0.2 million increase in interest expense. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations.
Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,
	2020	2021	$ Change	% Change
		(in thousands)
Provision for (benefit from) income taxes	$205	$(112)	$(317)	(155)%
Income taxes decreased to an overall benefit due mainly to one-time return to provision adjustments which occurred during the three months ended April 30, 2021. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Liquidity and Capital Resources
As of April 30, 2021, we had $84.8 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of April 30, 2021.
Since inception, we have financed operations primarily from cash collected from customers for our subscriptions and services, periodic sales of convertible preferred stock, our IPO and to a lesser extent, debt financing. Our principal uses of cash have consisted of employee-related costs, marketing programs and events, payments related to hosting our cloud-based platform and purchases of short-term investments.
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

Credit Facility
In August 2020, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from October 1, 2022 to April 1, 2025. Per the amendment, we are required to comply with a financial covenant requiring us to maintain a minimum balance of unrestricted cash and cash equivalents equal to $10.0 million until our six-month adjusted cash flow is greater than zero. The amendment also revised the maximum debt ratio financial covenant and included an amendment fee of $5.0 million, which accrues interest at a rate of 9.5% per year. The amendment fee, along with its accrued interest, is to be paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2021. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of April 30, 2021, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2021 and April 30, 2021. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Three Months Ended April 30,
	2020	2021

	(in thousands)
Net cash used in operating activities	$(12,913)	$(2,728)
Net cash provided by (used in) investing activities	3,984	(1,778)
Net cash provided by (used in) financing activities	3,632	(1,457)
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

Net cash used in operating activities during the three months ended April 30, 2021 consisted of cash outflows of $76.7 million exceeding the $74.0 million of cash collected from customers. Significant components of cash outflows included $49.0 million for personnel costs and $12.6 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of purchases and proceeds from maturities of short-term investments and property and equipment purchases. Significant components of purchased property and equipment include capitalized development costs related to internal-use software and computer equipment and software for our data center.
Net cash provided by investing activities during the three months ended April 30, 2020 consisted primarily of $16.6 million of proceeds from maturities of securities available for sale, offset by $11.1 million of purchases of short-term investments and $1.3 million of capitalized development costs related to internal-use software.
Net cash used in investing activities during the three months ended April 30, 2021 consisted primarily of $1.5 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.
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
Net cash used in financing activities for the three months ended April 30, 2021 consisted primarily of $6.2 million used to repurchase shares for tax withholdings on release of restricted stock, offset by $4.1 million of proceeds from shares issued in connection with employee stock purchase plan and $0.7 million of proceeds received from stock option exercises.
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
Recent Accounting Pronouncements
See "Note 2—Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rate sensitivities as follows:
Interest Rate Risk
As of April 30, 2021, we had $84.8 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2021. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. As of April 30, 2021, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2021, we had total debt outstanding with a carrying amount of $100.7 million, which approximates fair value. A hypothetical 10% change in interest rates after April 30, 2021 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Japanese Yen, British Pound Sterling, and the Australian Dollar. Our subscriptions and services contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. In January 2020, the defendants filed a motion to stay the Volonte action in favor of the Patton action. On July 22, 2020, the court denied the defendants' motion to stay. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the motion. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
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
Risks Related to Our Financial Position and Capital Needs
The ongoing pandemic of coronavirus around the world could impact our business and operating results in volatile and unpredictable ways.
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
The full impact of the COVID-19 pandemic on our business is inherently uncertain at the time of this report, and is highly dependent on inherently uncertain future developments, including duration and scope of the pandemic (including any potential future waves of the pandemic) as well as governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including the availability, adoption and effectiveness of COVID-19 vaccines). In geographies in which we or our customers, partners and service providers operate, these developments could result in economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, negatively impact our ability to attract, serve, retain or upsell customers or result in customers not purchasing or renewing our products, failing to make payments or attempting to renegotiate contracts, any of which could have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As we continue to actively monitor issues arising from the COVID-19 pandemic, we may take further actions that alter our business operations, including those that may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, customers and stockholders.

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
For example, the rapid spread of coronavirus globally in early 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. As discussed above, the extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain. Any prolonged contractions in the industries in which our customers or partners operate could materially and adversely impact our business, results of operations and financial condition.
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
We incurred net losses of $24.9 million and $18.1 million for the three months ended April 30, 2020 and 2021, respectively, and had an accumulated deficit of $1,140.5 million at April 30, 2021. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,140.5 million as of April 30, 2021. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $12.9 million and $2.7 million for the three months ended April 30, 2020 and 2021, respectively. As of April 30, 2021, we had cash and cash equivalents of $84.8 million and no amounts available to draw under our credit facility.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 76%, and 77% of our total revenue for the three months ended April 30, 2020 and 2021, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
We engage third-party vendors and other service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain cyber attacks generally, and our third-party service providers may be targeted or impacted by such attacks. We cannot guarantee that our or our third-party vendors or other service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating and otherwise responding to cyberattacks and other security breaches and incidents. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or anyone else incorrectly attributes the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach is attributed to our employees, vendors or contractors as a result of inadvertent error, malfeasance, an insider attack or otherwise. If customers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2021, we had 119 issued U.S. patents covering our technology and seven patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Cocolalla, LLC holds all of the shares of the Class A common stock, and our founder and chief executive officer Joshua G. James, who is the managing member of Cocolalla, LLC, controls approximately 82% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Our founder and chief executive officer may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
Future transfers by the holder of Class A common stock will generally result in those shares converting into shares of Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. Mr. James has informed us he and Cocolalla, LLC have entered into arrangements under which he has pledged all of such shares to secure a loan with a financial institution. If these shares were to be sold or otherwise transferred upon default of the underlying loan, the market price of our Class B common stock could decline or be volatile. For additional information, see the section of this report captioned “—Other Risks Related to Ownership of Our Class B Common Stock—Future sales of our Class B common stock in the public market could cause our stock price to fall.”

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
As of April 30, 2021, 28,416,779 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,252,189 and 103,333 were exercisable as of April 30, 2021, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2021, for example, approximately 276,620 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
The holders of 3,263,659 shares, or approximately 10%, of our Class A and Class B common stock as of April 30, 2021 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.
As of April 30, 2021, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and Mr. James owned 247,248 shares of Class B common stock. Collectively, these shares represent approximately 82% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

DOMO, INC.

Date: June 9, 2021	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)