Form 10-Q
period 2021-07-31
DOMO, INC.
filed 2021-09-09
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 31, 2021, there were approximately 3,263,659 shares of the registrant's Class A common stock and 28,895,397 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$90,794	$86,373
Accounts receivable, net of allowances of $3,780 and $2,041 as of January 31, 2021 and July 31, 2021, respectively	48,272	31,149
Contract acquisition costs, net	13,894	13,733
Prepaid expenses and other current assets	12,216	8,035
Total current assets	165,176	139,290
Property and equipment, net	14,745	16,569
Right-of-use assets	3,663	18,935
Contract acquisition costs, noncurrent, net	18,605	18,207
Intangible assets, net	3,356	3,049
Goodwill	9,478	9,478
Other assets	1,415	1,268
Total assets	$216,438	$206,796
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,085	$7,379
Accrued expenses and other current liabilities	51,950	40,169
Lease liabilities	3,808	3,858
Deferred revenue	129,079	126,381
Total current liabilities	185,922	177,787
Lease liabilities, noncurrent	1,556	17,383
Deferred revenue, noncurrent	3,173	1,233
Other liabilities, noncurrent	9,637	10,189
Long-term debt	99,609	101,742
Total liabilities	299,897	308,334
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2021 and July 31, 2021; no shares issued and outstanding as of January 31, 2021 and July 31, 2021	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2021 and July 31, 2021; 3,264 shares issued and outstanding as of January 31, 2021 and July 31, 2021	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2021 and July 31, 2021; 27,271 and 28,895 shares issued and outstanding as of January 31, 2021 and July 31, 2021, respectively	27	29
Additional paid-in capital	1,038,006	1,060,419
Accumulated other comprehensive income	877	727
Accumulated deficit	(1,122,372)	(1,162,716)
Total stockholders' deficit	(83,459)	(101,538)
Total liabilities and stockholders' deficit	$216,438	$206,796
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Revenue:
Subscription	$44,347	$54,666	$86,783	$106,778
Professional services and other	6,784	8,159	12,909	16,109
Total revenue	51,131	62,825	99,692	122,887
Cost of revenue:
Subscription	8,811	10,019	17,916	19,076
Professional services and other	4,838	6,299	9,842	12,400
Total cost of revenue	13,649	16,318	27,758	31,476
Gross profit	37,482	46,507	71,934	91,411
Operating expenses:
Sales and marketing	27,384	33,378	56,480	66,832
Research and development	15,917	19,341	33,370	35,527
General and administrative	9,557	12,384	19,426	22,602
Total operating expenses	52,858	65,103	109,276	124,961
Loss from operations	(15,376)	(18,596)	(37,342)	(33,550)
Other expense, net	(2,417)	(3,505)	(5,141)	(6,767)
Loss before income taxes	(17,793)	(22,101)	(42,483)	(40,317)
Provision for income taxes	110	139	315	27
Net loss	$(17,903)	$(22,240)	$(42,798)	$(40,344)
Net loss per share, basic and diluted	$(0.62)	$(0.70)	$(1.49)	$(1.28)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,001	31,883	28,728	31,451
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Net loss	$(17,903)	$(22,240)	$(42,798)	$(40,344)
Foreign currency translation adjustments	273	(146)	230	(150)
Unrealized losses on securities available for sale	(1)	—	(2)	—
Comprehensive loss	$(17,631)	$(22,386)	$(42,570)	$(40,494)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	99,762	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(4,578)	—	(38)	—	—	(38)
Issuance of common stock under employee stock purchase plan	—	—	466,214	1	3,658	—	—	3,659
Exercise of stock options	—	—	1,155	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	6,499	—	—	6,499
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(24,895)	(24,895)
Balance as of April 30, 2020	3,263,659	3	25,548,251	26	998,271	345	(1,062,633)	(63,988)
Vesting of restricted stock units	—	—	396,680	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(24,222)	—	(485)	—	—	(485)
Issuance of common stock under employee stock purchase plan	—	—	(1,301)	—	(10)	—	—	(10)
Exercise of stock options	—	—	87,994	—	2,048	—	—	2,048
Stock-based compensation expense	—	—	—	—	7,198	—	—	7,198
Other comprehensive income	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(17,903)	(17,903)
Balance as of July 31, 2020	3,263,659	$3	26,007,402	$26	$1,007,022	$617	$(1,080,536)	$(72,868)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
Vesting of restricted stock units	—	—	703,571	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(94,435)	—	(6,244)	—	—	(6,244)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	31,188	—	654	—	—	654
Stock-based compensation expense	—	—	—	—	10,074	—	—	10,074
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,104)	(18,104)
Balance as of April 30, 2021	3,263,659	3	28,416,779	28	1,046,623	873	(1,140,476)	(92,949)
Vesting of restricted stock units	—	—	286,617	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(16,612)		(1,334)	—	—	(1,334)
Exercise of stock options	—	—	107,804	—	2,509	—	—	2,509
Stock-based compensation expense	—	—	—	—	12,621	—	—	12,621
Exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	—	—	(22,240)	(22,240)
Balance as of July 31, 2021	3,263,659	$3	28,894,588	$29	$1,060,419	$727	$(1,162,716)	$(101,538)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2021
Cash flows from operating activities
Net loss	$(42,798)	$(40,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,364	2,256
Non-cash lease expense	1,953	2,316
Amortization of contract acquisition costs	6,920	7,835
Stock-based compensation expense	13,657	22,688
Other, net	1,822	1,786
Change in operating assets and liabilities:
Accounts receivable, net	13,034	17,123
Contract acquisition costs	(5,892)	(7,365)
Prepaid expenses and other	3,565	4,285
Accounts payable	(594)	6,313
Operating lease liabilities	(1,568)	(1,711)
Accrued expenses and other liabilities	(4,653)	(11,103)
Deferred revenue	(5,514)	(4,638)
Net cash used in operating activities	(17,704)	(559)
Cash flows from investing activities
Purchases of property and equipment	(3,154)	(3,418)
Purchases of securities available for sale	(11,149)	—
Proceeds from maturities of securities available for sale	24,300	—
Purchases of intangible assets	(105)	—
Net cash provided by (used in) investing activities	9,892	(3,418)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	3,649	4,133
Shares repurchased for tax withholdings on vesting of restricted stock	(523)	(7,578)
Proceeds from exercise of stock options	2,059	3,163
Net cash provided by (used in) financing activities	5,185	(282)
Effect of exchange rate changes on cash and cash equivalents	239	(162)
Net decrease in cash and cash equivalents	(2,388)	(4,421)
Cash and cash equivalents at beginning of period	80,843	90,794
Cash and cash equivalents at end of period	$78,455	$86,373
Supplemental disclosures of cash flow information
Cash paid for income taxes	$390	$342
Cash paid for interest	$3,778	$3,158
Non-cash investing and financing activities
Operating lease right-of-use assets exchanged for lease liabilities	$—	$17,588
Stock-based compensation capitalized as internal-use software	$231	$508
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2021, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and six months ended July 31, 2020 and 2021 and the condensed consolidated statements of cash flows for the six months ended July 31, 2020 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2021 and its results of operations for the three and six months ended July 31, 2020 and 2021 and its cash flows for the six months ended July 31, 2020 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2021 and July 31, 2021.
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
Amortization expense related to contract acquisition costs was $3.5 million and $3.9 million for the three months ended July 31, 2020 and 2021, respectively, and $6.9 million and $7.8 million for the six months ended July 31, 2020 and 2021, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made in advance of lease expense and excludes lease incentives and initial direct costs incurred. Certain lease terms include options to terminate or extend the lease for periods of one to three years. The Company does not include these optional periods in its minimum lease terms or in the determination of the ROU assets and lease liabilities associated with these leases unless the options are reasonably certain to be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.3 million and $2.8 million for the three months ended July 31, 2020 and 2021, respectively, and $5.4 million and $5.6 million for the six months ended July 31, 2020 and 2021, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 14% and 17% of total cash and cash equivalents as of January 31, 2021 and July 31, 2021, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2020 and 2021 or more than 10% of accounts receivable as of January 31, 2021 and July 31, 2021.

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
Recent Accounting Pronouncements
There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2021 and July 31, 2021 were as follows (in thousands):

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$24,928	$—	$—	$24,928
Cash equivalents:
Money market funds	50,725	—	—	50,725
Certificates of deposit	15,141	—	—	15,141
Total cash and cash equivalents	$90,794	$—	$—	$90,794

	July 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,337	$—	$—	$45,337
Cash equivalents:
Money market funds	25,877	—	—	25,877
Certificates of deposit	15,159	—	—	15,159
Total cash and cash equivalents	$86,373	$—	$—	$86,373

The Company had no short-term investments as of January 31, 2021 and July 31, 2021.

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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2021 and July 31, 2021 by level within the fair value hierarchy (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,725	$—	$—	$50,725
Certificates of deposit	—	15,141	—	15,141
Total cash equivalents	$50,725	$15,141	$—	$65,866

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,877	$—	$—	$25,877
Certificates of deposit	—	15,159	—	15,159
Total cash equivalents	$25,877	$15,159	$—	$41,036

During the three and six months ended July 31, 2020 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2021	2021
Capitalized internal-use software development costs	$29,816	$33,458
Computer equipment and software	5,097	5,087
Leasehold improvements	1,373	1,648
Furniture, vehicles and office equipment	842	848
	37,128	41,041
Less accumulated depreciation and amortization	(22,383)	(24,472)
	$14,745	$16,569

Depreciation and amortization expense related to property and equipment was $1.0 million and $1.1 million for the three months ended July 31, 2020 and 2021, respectively, and $2.1 million and $2.0 million for the six months ended July 31, 2020 and 2021, respectively.

The Company capitalized $1.5 million and $1.9 million in software development costs during the three months ended July 31, 2020 and 2021, respectively, and $2.9 million and $3.6 million during the six months ended July 31, 2020 and 2021, respectively. Amortization of capitalized software development costs was $0.7 million and $1.0 million for the three months ended July 31, 2020 and 2021, respectively, and $1.5 million and $1.7 million for the six months ended July 31, 2020 and 2021, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2021	2021
Intellectual property excluding patents	$2,458	$2,458
Software licenses	1,603	1,603
Patents	950	950
	5,011	5,011
Less accumulated amortization	(1,655)	(1,962)
	$3,356	$3,049

Amortization expense related to intangible assets was $153,000 and $153,000 for the three months ended July 31, 2020 and 2021, respectively, and $307,000 and $307,000 for the six months ended July 31, 2020 and 2021, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 5.7 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2021	2021
Accrued expenses	$8,807	$10,019
Accrued payroll and benefits	8,513	9,545
Accrued payroll taxes	12,213	8,846
Accrued bonus	9,073	6,987
Accrued commissions	7,488	3,130
Sales and other taxes payable	840	464
Employee stock purchase plan liability	3,384	—
Other accrued liabilities	1,632	1,178
	$51,950	$40,169

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Operating lease expense	$1,185	$1,939	$2,524	$2,942
Short-term lease expense	503	238	1,242	595
Total lease expense	$1,688	$2,177	$3,766	$3,537

Lease term and discount rate information are summarized as follows:

As of July 31, 2021
Weighted average remaining lease term (years)	4.8
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
As of July 31, 2021, the maturities of lease liabilities, net of lease incentives, were as follows (in thousands):

Year Ending January 31:
2022(1)	$1,958
2023(1)	3,392
2024	5,448
2025	5,039
2026	5,207
Thereafter	7,145
Total lease payments	28,189
Less imputed interest	(6,948)
Present value of lease liabilities	$21,241

(1)Net of $0.5 million and $2.7 million of tenant improvements which are expected to be utilized in fiscal 2022 and 2023, respectively.
Cash paid for operating leases was $0.9 million and $1.0 million during the three months ended July 31, 2020 and 2021, respectively, and $2.0 million and $2.2 million during the six months ended July 31, 2020 and 2021, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
In November 2020, the Company entered into an agreement to lease office space from its current landlord. The lease term commenced on May 1, 2021 and is for a period of approximately six years, with rent payments over the term of the lease totaling approximately $23.8 million. At the lease commencement date, the Company classified the lease as an operating lease and recorded a lease liability of $13.6 million with a corresponding right-of-use asset.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2021 were as follows (in thousands):

Balance as of January 31, 2021	$132,252
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(63,822)
Increase due to billings excluding amounts recognized as revenue during the period	59,184
Balance as of July 31, 2021	$127,614
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2021, approximately $265.9 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $167.0 million of this amount during the twelve months following July 31, 2021, with the balance recognized thereafter. As of July 31, 2021, approximately $20.9 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $16.1 million of which is expected to be recognized during the twelve months following July 31, 2021, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
United States	$38,731	$48,058	$75,573	$94,029
Japan	5,534	6,151	10,624	12,408
Other	6,866	8,616	13,495	16,450
Total	$51,131	$62,825	$99,692	$122,887
Percentage of revenue by geographic area:
United States	76%	76%	76%	77%
Japan	11	10	11	10
Other	13	14	13	13

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2020 and 2021. As of July 31, 2021, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of July 31, 2021. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7.0% as of July 31, 2021. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended July 31, 2020 and 2021, $0.6 million and $0.7 million of interest was capitalized, respectively, and $1.3 million and $1.4 million of interest was capitalized during the six months ended July 31, 2020 and 2021, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2021	2021
Principal	$107,826	$109,188
Less: unamortized debt issuance costs	(8,217)	(7,446)
Net carrying amount	$99,609	$101,742

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2021 and July 31, 2021.

The Company incurred interest expense of $3.0 million and $3.4 million for the three months ended July 31, 2020 and 2021, respectively, and $6.0 million and $6.6 million for the six months ended July 31, 2020 and 2021, respectively.
Stock Warrants
In connection with the credit facility described above, the Company issued warrants which were exercisable for an aggregate of 125,000 shares of Class B common stock at an exercise price of $17.8736 per share. These warrants were net exercised in September 2020, resulting in the issuance of 68,508 shares of Class B common stock.
Upon execution of the August 2020 amendment, the Company issued an additional 100,000 fully vested warrants to purchase Class B common stock with an exercise price of $0.01. These warrants were exercised in May 2021, resulting in the issuance of 100,000 shares of Class B common stock.
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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2021 and July 31, 2021, no shares of preferred stock were issued and outstanding.
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
At January 31, 2021 and July 31, 2021, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2021 and July 31, 2021.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit (Continued)
At January 31, 2021 and July 31, 2021, there were 500,000,000 shares of Class B common stock authorized and 27,271,435 and 28,894,588 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2021, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2021, the number of shares available for grant under the 2018 Plan was increased by 1,526,754 shares. As of July 31, 2021, there were 3,583,849 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Cost of revenue:
Subscription	$147	$549	$373	$968
Professional services and other	118	271	221	605
Sales and marketing	2,543	4,747	4,369	8,474
Research and development	2,002	2,751	3,879	5,240
General and administrative	2,323	4,137	4,720	7,053
Interest expense	48	171	95	348
Total	$7,181	$12,626	$13,657	$22,688

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. No stock options were granted during the three and six months ended July 31, 2020 and the three and six months ended July 31, 2021.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2021:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	1,296,503	$23.79	3.7	$51,339
Exercised	(138,992)	22.76
Forfeited	(1,009)	28.20
Expired	(33)	28.20
Outstanding as of July 31, 2021	1,156,469	$23.92	3.1	$74,489
Vested and exercisable at July 31, 2021	1,146,052	$23.85	3.1	$73,894

The aggregate intrinsic value of options exercised was $1.1 million and $5.8 million for the three months ended July 31, 2020 and 2021, respectively, and $1.1 million and $7.2 million for the six months ended July 31, 2020 and 2021, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2021 is based on the market closing price of the Company's Class B common stock on that date.

As of July 31, 2021, there was $0.2 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.0 years.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter.
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2021	3,858,161	$25.97
Granted	2,024,610	76.81
Vested	(993,517)	23.56
Canceled	(121,516)	28.54
Outstanding as of July 31, 2021	4,767,738	$48.00

As of July 31, 2021, there was $212.1 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.5 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. The administrator elected to forgo an increase in the number of shares available under the ESPP and no shares were added during the six months ended July 31, 2021. As of July 31, 2021, there were 299 shares available under the ESPP.
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
As of July 31, 2021, a total of approximately 165,390 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 0.5% of shares outstanding as of January 31, 2022. As of July 31, 2021, total unrecognized stock-based compensation related to the ESPP was $4.1 million, which is expected to be recognized over a weighted-average period of 0.6 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $110,000 and $139,000 for the three months ended July 31, 2020 and 2021, respectively, and $315,000 and $27,000 for the six months ended July 31, 2020 and 2021, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,
	2020		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,015)	$(15,888)	$(2,277)	$(19,963)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	25,737	3,264	28,619
Net loss per share, basic and diluted	$(0.62)	$(0.62)	$(0.70)	$(0.70)

	Six Months Ended July 31,
	2020		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(4,863)	$(37,935)	$(4,187)	$(36,157)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	25,464	3,264	28,187
Net loss per share, basic and diluted	$(1.49)	$(1.49)	$(1.28)	$(1.28)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Options to purchase common stock	353	818	206	811
Restricted stock units	1,639	2,183	1,031	2,363
Employee stock purchase program	741	416	1,242	583
Common stock warrants	48	77	28	89
	2,781	3,494	2,507	3,846

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
A majority of our customers subscribe to our services through multi-year contracts. As of July 31, 2021, 60% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 60% of customers as of January 31, 2021. The high percentage of revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, since that time we have seen an overall improvement in the portion of total billings that are annual in advance. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2022.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2020 and 2021, total RPO was $232.1 million and $286.8 million, respectively, representing year-over-year growth of 24%. The amount of RPO expected to be recognized as revenue in the next twelve months was $148.6 million and $183.1 million as of July 31, 2020 and 2021, respectively, representing year-over-year growth of 23%.
We had total revenue of $51.1 million and $62.8 million for the three months ended July 31, 2020 and 2021, respectively, reflecting a year-over-year increase of 23%. For the six months ended July 31, 2020 and 2021, we had total revenue of $99.7 million and $122.9 million, respectively, representing year-over-year growth of 23%. Our enterprise customers generated revenue of $27.8 million and $33.2 million for the three months ended July 31, 2020 and 2021, respectively, or 19% year-over-year growth. For the six months ended July 31, 2020 and 2021, revenue from enterprise customers was $54.0 million and $65.7 million, respectively, or 22% year-over-year growth. For the six months ended July 31, 2020 and 2021, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76% and 76% or our total revenue for the three months ended July 31, 2020 and 2021, respectively.
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
We have incurred significant net losses since our inception, including net losses of $17.9 million and $22.2 million for the three months ended July 31, 2020 and 2021, respectively, and had an accumulated deficit of $1,162.7 million at July 31, 2021. We have experienced improvements in net losses over the periods presented; however, we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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
We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with possible declines in billings and cash collections from customers, re-evaluating our office space needs, shifting certain of our customer events, such as Domopalooza, to online-only webcasts and restricting non-critical business travel by our employees. Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, a significant portion of our sales and professional services activities are being conducted remotely. These changes are expected to remain in effect in the third quarter of fiscal 2022 and will likely extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
During the six months ended July 31, 2020, we entered into contracts totaling $4.5 million of annual recurring revenue with government entities to facilitate their response to the COVID-19 pandemic. During the six months ended July 31, 2021, all of these entities have renewed their contracts in full or in part, and Domo has and will continue to pursue additional use cases beyond COVID-19. These contracts may be at a higher risk of not renewing if Domo has not continued to expand the usage of the product beyond the pandemic use case.
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
As of July 31, 2021, we had over 2,100 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. Our enterprise customers accounted for 54% and 53% of our revenue for the three months ended July 31, 2020 and 2021, respectively, and 54% and 53% for the six months ended July 31, 2020 and 2021, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate for the twelve months ended July 31, 2021 was 90%.
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
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to reduce our sales and marketing expense as a percentage of revenue and accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. During fiscal 2022 we have hired and plan to hire more sales representatives, which may have an adverse impact on productivity in the near term.
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
Sales and marketing expense as a percentage of total revenue has improved from 54% for the three months ended July 31, 2020 to 53% for the three months ended July 31, 2021.
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
Research and development expense as a percentage of total revenue was 31% for the three months ended July 31, 2020 and 31% for the three months ended July 31, 2021.
Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, since that time, we have seen an overall improvement in the portion of total billings that are annual in advance. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the three and six months ended July 31, 2020 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Billings (in thousands)	$47,641	$60,006	$94,178	$118,249

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
Other Expense, Net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, sublease income, and interest income earned on our cash, cash equivalents and short-term investments. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Revenue:	(in thousands)
Subscription	$44,347	$54,666	$86,783	$106,778
Professional services and other	6,784	8,159	12,909	16,109
Total revenue	51,131	62,825	99,692	122,887
Cost of revenue:
Subscription(1)	8,811	10,019	17,916	19,076
Professional services and other(1)	4,838	6,299	9,842	12,400
Total cost of revenue	13,649	16,318	27,758	31,476
Gross profit	37,482	46,507	71,934	91,411
Operating expenses:
Sales and marketing(1)	27,384	33,378	56,480	66,832
Research and development(1)	15,917	19,341	33,370	35,527
General and administrative(1)(2)	9,557	12,384	19,426	22,602
Total operating expenses	52,858	65,103	109,276	124,961
Loss from operations	(15,376)	(18,596)	(37,342)	(33,550)
Other expense, net(1)	(2,417)	(3,505)	(5,141)	(6,767)
Loss before income taxes	(17,793)	(22,101)	(42,483)	(40,317)
Provision for income taxes	110	139	315	27
Net loss	$(17,903)	$(22,240)	$(42,798)	$(40,344)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Cost of revenue:		(in thousands)
Subscription	$147	$549	$373	$968
Professional services and other	118	271	221	605
Sales and marketing	2,543	4,747	4,369	8,474
Research and development	2,002	2,751	3,879	5,240
General and administrative	2,323	4,137	4,720	7,053
Other expense, net	48	171	95	348
Total	$7,181	$12,626	$13,657	$22,688

(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended July 31, 2020 and 2021, respectively, and $40,000 and $40,000 for the six months ended July 31, 2020 and 2021, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Revenue:
Subscription	87%	87%	87%	87%
Professional services and other	13	13	13	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	16	18	16
Professional services and other	10	10	10	10
Total cost of revenue	27	26	28	26
Gross margin	73	74	72	74
Operating expenses:
Sales and marketing	54	53	57	54
Research and development	31	31	33	29
General and administrative	18	20	19	18
Total operating expenses	103	104	109	101
Loss from operations	(30)	(30)	(37)	(27)
Other expense, net	(5)	(6)	(5)	(6)
Loss before income taxes	(35)	(36)	(42)	(33)
Provision for income taxes	—	—	—	—
Net loss	(35)%	(36)%	(42)%	(33)%

Discussion of the Three Months Ended July 31, 2020 and 2021
Revenue

	Three Months Ended July 31,
	2020	2021	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$44,347	$54,666	$10,319	23%
Professional services and other	6,784	8,159	1,375	20
Total revenue	$51,131	$62,825	$11,694	23
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $6.7 million increase from new customers and a $3.6 million increase from existing customers. Our customer count increased 13% from July 31, 2020 to July 31, 2021. The increase in professional services and other revenue was due to a higher volume of billable hours delivered. We anticipate that as we continue to close new business and retain our customers that subscription revenue will increase as a percent of total revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2020	2021	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$8,811	$10,019	$1,208	14%
Professional services and other	4,838	6,299	1,461	30
Total cost of revenue	$13,649	$16,318	$2,669	20
Gross profit	$37,482	$46,507	$9,025	24
Gross margin:
Subscription	80%	82%
Professional services and other	29	23
Total gross margin	73	74
The increase in subscription cost of revenue was primarily due to employee-related costs, attributable to higher headcount.
The increase in professional services and other cost of revenue was primarily due to a $0.8 million increase in outsourced services resulting from a higher volume of services provided by third-party consultants related to implementation and a $0.6 million increase in employee-related costs.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. We expect subscription gross margin to improve as we continue to effectively manage our data center operations and third-party hosting services.
Services gross margin declined due to the timing of projects with higher margins. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended July 31,
	2020	2021	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$27,384	$33,378	$5,994	22%
Research and development	15,917	19,341	3,424	22
General and administrative	9,557	12,384	2,827	30
Total operating expenses	$52,858	$65,103	$12,245	23
Percentage of revenue:
Sales and marketing	54%	53%
Research and development	31	31
General and administrative	18	20
Sales and marketing expenses increased primarily due to an increase of $4.7 million in employee-related costs, driven by stock-based compensation. Other increases included $0.4 million in travel costs, $0.3 million in commission expense, and $0.3 million in rent expense. We expect sales and marketing expense to continue to decline as a percentage of total revenue in the long term; however, in the near term the pace of the decline may slow as we invest in our sales organization.
Research and development expenses increased primarily due to a $3.1 million increase in employee-related costs, attributable to higher headcount and stock-based compensation, and a $0.5 million increase in contract labor. We expect research and development expense to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses increased primarily due to employee-related costs increasing by $2.5 million, driven by stock-based compensation. Recruiting fees increased by $0.4 million. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Three Months Ended July 31,
	2020	2021	$ Change	% Change
		(in thousands)
Other expense, net	$(2,417)	$(3,505)	$(1,088)	(45)%
Other expense, net increased primarily due to a $0.7 million increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency, combined with a $0.3 million increase in interest expense. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations.
Provision for Income Taxes

	Three Months Ended July 31,
	2020	2021	$ Change	% Change
		(in thousands)
Provision for income taxes	$110	$139	$29	26%
The increase in the provision for income taxes was due to higher taxable income in foreign jurisdictions. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Six Months Ended July 31, 2020 and 2021
Revenue

	Six Months Ended July 31,
	2020	2021	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$86,783	$106,778	$19,995	23%
Professional services and other	12,909	16,109	3,200	25
Total revenue	$99,692	$122,887	$23,195	23
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $12.4 million increase from new customers and a $7.6 million increase from existing customers. Our customer count increased 13% from July 31, 2020 to July 31, 2021. The increase in professional services and other revenue was due to a higher volume of billable hours delivered.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2020	2021	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$17,916	$19,076	$1,160	6%
Professional services and other	9,842	12,400	2,558	26
Total cost of revenue	$27,758	$31,476	$3,718	13
Gross profit	$71,934	$91,411	$19,477	27
Gross margin:
Subscription	79%	82%
Professional services and other	24	23
Total gross margin	72	74
The increase in cost of subscription revenue was primarily due a $1.7 million increase in employee-related costs attributable to higher headcount in our support organization, of which $0.6 million related to stock-based compensation. This was partially offset by a $0.6 million decrease in expense related to third-party hosting services. Cost of professional services and other revenue increased primarily due to a $1.7 million increase in outsourced services resulting from a higher volume of services provided by third-party consultants related to implementation and a $0.8 million increase in employee-related costs, attributable to higher headcount.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Services gross margin declined due to timing of projects with higher margins.
Operating Expenses

	Six Months Ended July 31,
	2020	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$56,480	$66,832	$10,352	18%
Research and development	33,370	35,527	2,157	6
General and administrative	19,426	22,602	3,176	16
Total operating expenses	$109,276	$124,961	$15,685	14
Percentage of revenue:
Sales and marketing	57%	54%
Research and development	33	29
General and administrative	19	18
Sales and marketing expenses increased primarily due to a $6.7 million increase in employee-related costs driven by stock-based compensation and higher headcount. Marketing expenses increased by $1.7 million due to an increase in expenses related to events, influencer marketing, and brand awareness. Commission expense increased by $1.4 million due to higher sales. Other increases included travel-related costs and software subscriptions.
Research and development expenses increased due to employee-related costs increasing by $2.2 million driven by stock-based compensation and higher headcount.
General and administrative expenses increased primarily due to employee-related costs increasing by $3.0 million driven by stock-based compensation.

Other Income (Expense), Net

	Six Months Ended July 31,
	2020	2021	$ Change	% Change
	(in thousands)
Other expense, net	$(5,141)	$(6,767)	$(1,626)	32%
Other expense, net increased primarily due to a $0.8 million increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency, combined with a $0.5 million increase in interest expense. Interest income decreased by $0.3 million due to a lower investment balance.
Provision for Income Taxes

	Six Months Ended July 31,
	2020	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$315	$27	$(288)	(91)%
Provision for income taxes decreased due to refunds received and return to provision adjustments in the six months ended July 31, 2021.
Liquidity and Capital Resources
As of July 31, 2021, we had $86.4 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of July 31, 2021.
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

The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2021. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of July 31, 2021, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2021 and July 31, 2021. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(17,704)	$(559)
Net cash provided by (used in) investing activities	9,892	(3,418)
Net cash provided by (used in) financing activities	5,185	(282)
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
Net cash used in operating activities during the six months ended July 31, 2021 consisted of cash outflows of $137.5 million exceeding the $136.9 million of cash collected from customers. Significant components of cash outflows included $88.0 million for personnel costs and $23.8 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the six months ended July 31, 2021 consisted primarily of of $3.1 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.
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
Net cash used in financing activities for the six months ended July 31, 2021 consisted primarily of $7.6 million used to repurchase shares for tax withholdings on release of restricted stock, offset by $4.1 million of proceeds from shares issued in connection with our employee stock purchase plan and $3.2 million of proceeds received from stock option exercises.
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
Interest Rate Risk
As of July 31, 2021, we had $86.4 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2021. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of July 31, 2021, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2021, we had total debt outstanding with a carrying amount of $101.7 million, which approximates fair value. A hypothetical 10% change in interest rates after July 31, 2021 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
State Securities Class Action
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the plaintiff's motion. On June 14, 2021, the plaintiff filed a notice of appeal. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
Delaware Shareholder Derivative Lawsuit
In August 2021, a shareholder derivative complaint captioned Zalvin v. James, et al., Case No. 2021-0672-CM, purportedly brought on behalf of the Company, was filed in the Delaware Court of Chancery against the Company’s CEO and certain current and former directors alleging that they breached their fiduciary duties by awarding the Company’s CEO allegedly excessive equity awards in 2020 and 2021. The lawsuit seeks rescission of the equity awards, unspecified damages, and attorney’s fees and costs.
Since the lawsuit is purportedly brought on behalf of the Company, and the Company is only a nominal defendant, the alleged damages were allegedly suffered by the Company. A rescission of any equity awards would return the equity to the Company and a payment of any damages would be paid to the Company, minus any attorney’s fees. The Company has indemnification and advancement obligations to the defendants in connection with this lawsuit.
Other Litigation
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
We incurred net losses of $17.9 million and $22.2 million for the three months ended July 31, 2020 and 2021, respectively, and $42.8 million and $40.3 million for the six months ended July 31, 2020 and 2021, respectively, and had an accumulated deficit of $1,162.7 million at July 31, 2021. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,162.7 million as of July 31, 2021. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $17.7 million and $0.6 million for the three months ended July 31, 2020 and 2021, respectively. As of July 31, 2021, we had cash and cash equivalents of $86.4 million and no amounts available to draw under our credit facility.
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
We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain jurisdictions. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes on subscriptions to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from purchasing our application or otherwise harm our business and operating results. In addition, we are required to withhold and timely remit payroll-related taxes for which we are also subject to the possibility of audits that could result in tax assessments, including associated interest and penalties.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 76%, and 77% of our total revenue for the three months ended July 31, 2020 and 2021, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Broad federal privacy legislation has also been proposed. Numerous or stringent privacy laws in the U.S. could increase our potential liability and adversely affect our business. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CDPA and CPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. These statutes will require us to incur additional costs and expenses in an effort to comply with them at the times they become effective. Aspects of these statutes and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these statutes on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the SCCs, to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the European Court of Justice, Europe's highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The impact of this decision on the ability to lawfully transfer personal data from the E.U. and Switzerland to the U.S. is being assessed and has been the subject of guidance from regulators and advisory bodies. As a result of the Schrems II case and subsequent regulatory guidance, we and other companies must assess use of the SCCs on a case-by-case basis taking into account numerous factors and, in certain cases, may need to implement supplemental measures with respect to personal data transfers under the SCCs. The European Commission also issued new SCCs on June 4, 2021. It is possible that the Schrems II decision and related developments will restrict the ability to transfer personal data from the E.U. and Switzerland to the U.S. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U. and Switzerland to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the E.U. and Switzerland to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and Switzerland relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period that ended on December 31, 2020. The United Kingdom’s departure from the E.U. and ongoing negotiations related to the United Kingdom’s future trade and other relationships with the E.U. have created uncertainty with regard to the future regulation of data protection in the United Kingdom. The United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that that, collectively, substantially implement the GDPR in the United Kingdom and provides for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how matters such as cross-border data transfers involving the United Kingdom will be handled in the medium to long term. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.

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
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information relating to our business and operations, including intellectual property, proprietary business information and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, fraud, and misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources). Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers.

We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity. While we have established a formal third party security risk assessment process to ensure security risks for our company relating to our key third party providers are appropriately addressed, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures or our own security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. If any unauthorized access to or security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, insider attacks, employee or service provider error or malfeasance, phishing attacks, social engineering or otherwise, such an event or perceived event could result in unauthorized access to or use of our platform, disruptions to our platform or other aspects of our operations, the loss, alteration or unavailability of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2021, we had 119 issued U.S. patents covering our technology and five patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
As of July 31, 2021, 28,894,588 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,146,052 and 3,333 were exercisable as of July 31, 2021, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In September 2021, for example, approximately 364,261 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
As of July 31, 2021, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and Mr. James owned 268,136 shares of Class B common stock. Collectively, these shares represent approximately 82% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 25, 2021, we issued 100,000 shares of our Class B common stock to certain lenders pursuant to the cashless exercise of warrants. This issuance was not registered under the Securities Act and we relied on an exemption from registration provided by Section 3(a)(9) of the Securities Act in making such issuance.

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

DOMO, INC.

Date: September 8, 2021	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)