Form 10-Q
period 2021-10-31
DOMO, INC.
filed 2021-12-10
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 30, 2021, there were approximately 3,263,659 shares of the registrant's Class A common stock and 29,346,492 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$90,794	$84,245
Accounts receivable, net of allowances of $3,780 and $3,460 as of January 31, 2021 and October 31, 2021, respectively	48,272	38,895
Contract acquisition costs, net	13,894	13,795
Prepaid expenses and other current assets	12,216	7,314
Total current assets	165,176	144,249
Property and equipment, net	14,745	16,998
Right-of-use assets	3,663	17,738
Contract acquisition costs, noncurrent, net	18,605	18,474
Intangible assets, net	3,356	2,895
Goodwill	9,478	9,478
Other assets	1,415	1,301
Total assets	$216,438	$211,133
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,085	$12,021
Accrued expenses and other current liabilities	51,950	44,903
Lease liabilities	3,808	3,117
Deferred revenue	129,079	130,385
Total current liabilities	185,922	190,426
Lease liabilities, noncurrent	1,556	17,565
Deferred revenue, noncurrent	3,173	2,352
Other liabilities, noncurrent	9,637	10,495
Long-term debt	99,609	102,852
Total liabilities	299,897	323,690
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2021 and October 31, 2021; no shares issued and outstanding as of January 31, 2021 and October 31, 2021	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2021 and October 31, 2021; 3,264 shares issued and outstanding as of January 31, 2021 and October 31, 2021	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2021 and October 31, 2021; 27,271 and 29,346 shares issued and outstanding as of January 31, 2021 and October 31, 2021, respectively	27	29
Additional paid-in capital	1,038,006	1,077,993
Accumulated other comprehensive income	877	647
Accumulated deficit	(1,122,372)	(1,191,229)
Total stockholders' deficit	(83,459)	(112,557)
Total liabilities and stockholders' deficit	$216,438	$211,133
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Revenue:
Subscription	$46,906	$56,621	$133,689	$163,399
Professional services and other	6,739	8,460	19,648	24,569
Total revenue	53,645	65,081	153,337	187,968
Cost of revenue:
Subscription	9,372	10,514	27,288	29,590
Professional services and other	5,106	6,630	14,948	19,030
Total cost of revenue	14,478	17,144	42,236	48,620
Gross profit	39,167	47,937	111,101	139,348
Operating expenses:
Sales and marketing	29,609	37,503	86,089	104,335
Research and development	16,504	21,984	49,874	57,511
General and administrative	11,929	13,430	31,355	36,032
Total operating expenses	58,042	72,917	167,318	197,878
Loss from operations	(18,875)	(24,980)	(56,217)	(58,530)
Other expense, net	(3,215)	(3,471)	(8,356)	(10,238)
Loss before income taxes	(22,090)	(28,451)	(64,573)	(68,768)
Provision for income taxes	131	62	446	89
Net loss	$(22,221)	$(28,513)	$(65,019)	$(68,857)
Net loss per share, basic and diluted	$(0.75)	$(0.88)	$(2.24)	$(2.17)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,533	32,363	28,998	31,758
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Net loss	$(22,221)	$(28,513)	$(65,019)	$(68,857)
Foreign currency translation adjustments	(68)	(80)	162	(230)
Unrealized losses on securities available for sale	—	—	(2)	—
Comprehensive loss	$(22,289)	$(28,593)	$(64,859)	$(69,087)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	99,762	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(4,578)	—	(38)	—	—	(38)
Issuance of common stock under employee stock purchase plan	—	—	466,214	1	3,658	—	—	3,659
Exercise of stock options	—	—	1,155	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	6,499	—	—	6,499
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(24,895)	(24,895)
Balance as of April 30, 2020	3,263,659	3	25,548,251	26	998,271	345	(1,062,633)	(63,988)
Vesting of restricted stock units	—	—	396,680	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(24,222)	—	(485)	—	—	(485)
Issuance of common stock under employee stock purchase plan	—	—	(1,301)	—	(10)	—	—	(10)
Exercise of stock options	—	—	87,994	—	2,048	—	—	2,048
Stock-based compensation expense	—	—	—	—	7,198	—	—	7,198
Other comprehensive loss	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(17,903)	(17,903)
Balance as of July 31, 2020	3,263,659	3	26,007,402	26	1,007,022	617	(1,080,536)	(72,868)
Vesting of restricted stock units	—	—	188,766	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(5,174)	—	(194)	—	—	(194)
Issuance of common stock under employee stock purchase plan	—	—	395,387	1	3,098	—	—	3,099
Exercise of stock options	—	—	30,719	—	446	—	—	446
Stock-based compensation expense	—	—	—	—	10,192	—	—	10,192
Exercise of common stock warrants	—	—	68,508	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	3,098	—	—	3,098
Other comprehensive income	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(22,221)	(22,221)
Balance as of October 31, 2020	3,263,659	$3	26,685,608	$27	$1,023,662	$549	$(1,102,757)	$(78,516)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
Vesting of restricted stock units	—	—	703,571	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(94,435)	—	(6,244)	—	—	(6,244)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	31,188	—	654	—	—	654
Stock-based compensation expense	—	—	—	—	10,074	—	—	10,074
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,104)	(18,104)
Balance as of April 30, 2021	3,263,659	3	28,416,779	28	1,046,623	873	(1,140,476)	(92,949)
Vesting of restricted stock units	—	—	286,617	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(16,612)		(1,334)	—	—	(1,334)
Exercise of stock options	—	—	107,804	—	2,509	—	—	2,509
Stock-based compensation expense	—	—	—	—	12,621	—	—	12,621
Exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	—	—	(22,240)	(22,240)
Balance as of July 31, 2021	3,263,659	3	28,894,588	29	1,060,419	727	(1,162,716)	(101,538)
Vesting of restricted stock units	—	—	363,635	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(16,613)		(1,280)	—	—	(1,280)
Exercise of stock options	—	—	104,166	—	745	—	—	745
Stock-based compensation expense	—	—	—	—	18,109	—	—	18,109
Other comprehensive loss	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	(28,513)	(28,513)
Balance as of October 31, 2021	3,263,659	$3	29,345,776	$29	$1,077,993	$647	$(1,191,229)	$(112,557)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2021
Cash flows from operating activities
Net loss	$(65,019)	$(68,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,490	3,789
Non-cash lease expense	2,997	3,540
Amortization of contract acquisition costs	10,577	11,779
Stock-based compensation expense	23,948	40,851
Other, net	3,456	2,663
Change in operating assets and liabilities:
Accounts receivable, net	10,179	9,377
Contract acquisition costs	(9,939)	(11,719)
Prepaid expenses and other	4,039	4,949
Accounts payable	2,397	10,965
Operating lease liabilities	(2,564)	(2,380)
Accrued expenses and other liabilities	506	(5,972)
Deferred revenue	(3,487)	485
Net cash used in operating activities	(19,420)	(530)
Cash flows from investing activities
Purchases of property and equipment	(4,259)	(4,965)
Purchases of securities available for sale	(11,149)	—
Proceeds from maturities of securities available for sale	29,200	—
Purchases of intangible assets	(111)	—
Net cash provided by (used in) investing activities	13,681	(4,965)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	6,748	4,133
Shares repurchased for tax withholdings on vesting of restricted stock	(717)	(8,858)
Proceeds from exercise of stock options	2,505	3,908
Net cash provided by (used in) financing activities	8,536	(817)
Effect of exchange rate changes on cash and cash equivalents	173	(237)
Net increase (decrease) in cash and cash equivalents	2,970	(6,549)
Cash and cash equivalents at beginning of period	80,843	90,794
Cash and cash equivalents at end of period	$83,813	$84,245
Supplemental disclosures of cash flow information
Cash paid for income taxes	$626	$481
Cash paid for interest	$5,666	$5,111
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$—	$17,588
Property and equipment acquired through tenant improvement allowance	$—	$139
Stock-based compensation capitalized as internal-use software	$362	$739
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2021, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and nine months ended October 31, 2020 and 2021 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2020 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2021 and its results of operations for the three and nine months ended October 31, 2020 and 2021 and its cash flows for the nine months ended October 31, 2020 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2021 and October 31, 2021.
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
Amortization expense related to contract acquisition costs was $3.7 million and $4.0 million for the three months ended October 31, 2020 and 2021, respectively, and $10.6 million and $11.8 million for the nine months ended October 31, 2020 and 2021, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.3 million and $2.4 million for the three months ended October 31, 2020 and 2021, respectively, and $8.7 million and $8.0 million for the nine months ended October 31, 2020 and 2021, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 14% and 19% of total cash and cash equivalents as of January 31, 2021 and October 31, 2021, respectively.

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
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2020 and 2021 or more than 10% of accounts receivable as of January 31, 2021 and October 31, 2021.
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
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2021 and October 31, 2021 were as follows (in thousands):

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$24,928	$—	$—	$24,928
Cash equivalents:
Money market funds	50,725	—	—	50,725
Certificates of deposit	15,141	—	—	15,141
Total cash and cash equivalents	$90,794	$—	$—	$90,794

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash, Cash Equivalents and Short-Term Investments (Continued)

	October 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$43,197	$—	$—	$43,197
Cash equivalents:
Money market funds	25,878	—	—	25,878
Certificates of deposit	15,170	—	—	15,170
Total cash and cash equivalents	$84,245	$—	$—	$84,245

The Company had no short-term investments as of January 31, 2021 and October 31, 2021.

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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2021 and October 31, 2021 by level within the fair value hierarchy (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,725	$—	$—	$50,725
Certificates of deposit	—	15,141	—	15,141
Total cash equivalents	$50,725	$15,141	$—	$65,866

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,878	$—	$—	$25,878
Certificates of deposit	—	15,170	—	15,170
Total cash equivalents	$25,878	$15,170	$—	$41,048

During the three and nine months ended October 31, 2020 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

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
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2021	2021
Capitalized internal-use software development costs	$29,816	$35,092
Computer equipment and software	5,097	5,137
Leasehold improvements	1,373	1,864
Furniture, vehicles and office equipment	842	860
	37,128	42,953
Less accumulated depreciation and amortization	(22,383)	(25,955)
	$14,745	$16,998

Depreciation and amortization expense related to property and equipment was $0.9 million and $1.2 million for the three months ended October 31, 2020 and 2021, respectively, and $3.0 million and $3.2 million for the nine months ended October 31, 2020 and 2021, respectively.

The Company capitalized $1.2 million and $1.7 million in software development costs during the three months ended October 31, 2020 and 2021, respectively, and $4.1 million and $5.3 million during the nine months ended October 31, 2020 and 2021, respectively. Amortization of capitalized software development costs was $0.8 million and $1.1 million for the three months ended October 31, 2020 and 2021, respectively, and $2.3 million and $2.8 million for the nine months ended October 31, 2020 and 2021, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2021	2021
Intellectual property excluding patents	$2,458	$2,458
Software licenses	1,603	1,603
Patents	950	950
	5,011	5,011
Less accumulated amortization	(1,655)	(2,116)
	$3,356	$2,895

Amortization expense related to intangible assets was $154,000 and $154,000 for the three months ended October 31, 2020 and 2021, respectively, and $461,000 and $461,000 for the nine months ended October 31, 2020 and 2021, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 5.5 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2021	2021
Accrued payroll and benefits	8,513	10,742
Accrued expenses	$8,807	$9,978
Accrued bonus	9,073	9,896
Accrued payroll taxes	12,213	8,170
Accrued commissions	7,488	4,186
Employee stock purchase plan liability	3,384	994
Sales and other taxes payable	840	466
Other accrued liabilities	1,632	471
	$51,950	$44,903

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Operating lease expense	$2,096	$1,695	$4,620	$4,638
Short-term lease expense	598	340	1,840	934
Total lease expense	$2,694	$2,035	$6,460	$5,572

Lease term and discount rate information are summarized as follows:

As of October 31, 2021
Weighted average remaining lease term (years)	4.7
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
As of October 31, 2021, the maturities of lease liabilities, net of lease incentives, were as follows (in thousands):

Year Ending January 31:
2022(1)	$853
2023(1)	3,392
2024	5,448
2025	5,039
2026	5,207
Thereafter	7,145
Total lease payments	27,084
Less imputed interest	(6,402)
Present value of lease liabilities	$20,682

(1)Net of $0.4 million and $2.6 million of tenant improvements which are expected to be utilized in fiscal 2022 and 2023, respectively.
Cash paid for operating leases was $1.1 million and $1.5 million during the three months ended October 31, 2020 and 2021, respectively, and $3.1 million and $3.7 million during the nine months ended October 31, 2020 and 2021, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
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
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2021 were as follows (in thousands):

Balance as of January 31, 2021	$132,252
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(101,818)
Increase due to billings excluding amounts recognized as revenue during the period	102,303
Balance as of October 31, 2021	$132,737
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2021, approximately $275.9 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $173.6 million of this amount during the twelve months following October 31, 2021, with the balance recognized thereafter. As of October 31, 2021, approximately $21.0 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $17.0 million of which is expected to be recognized during the twelve months following October 31, 2021, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
United States	$40,509	$49,545	$116,082	$143,574
Japan	5,660	6,287	16,284	18,695
Other	7,476	9,249	20,971	25,699
Total	$53,645	$65,081	$153,337	$187,968
Percentage of revenue by geographic area:
United States	76%	76%	76%	76%
Japan	11	10	11	10
Other	13	14	13	14

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2020 and 2021. As of October 31, 2021, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of October 31, 2021. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7.0% as of October 31, 2021. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended October 31, 2020 and 2021, $0.6 million and $0.7 million of interest was capitalized, respectively, and $2.0 million and $2.1 million of interest was capitalized during the nine months ended October 31, 2020 and 2021, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2021	2021
Principal	$107,826	$109,887
Less: unamortized debt issuance costs	(8,217)	(7,035)
Net carrying amount	$99,609	$102,852

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2021 and October 31, 2021.

The Company incurred interest expense of $3.3 million and $3.4 million for the three months ended October 31, 2020 and 2021, respectively, and $9.3 million and $10.0 million for the nine months ended October 31, 2020 and 2021, respectively.
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
In November 2019, a securities class action complaint was filed by a purported stockholder of the Company against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Commitments and Contingencies (Continued)
2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. As of the date of this report, the Company does not believe it is probable that this case will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
In August 2021, a shareholder derivative complaint was filed purportedly on behalf of the Company against the Company’s CEO and certain current and former directors alleging breaches of fiduciary duty related to equity awards to the Company’s CEO in 2020 and 2021, and seeking rescission of the equity awards, unspecified damages, and attorney’s fees and costs. Since the lawsuit is purportedly brought on behalf of the Company, and the Company is only a nominal defendant, the alleged damages were allegedly suffered by the Company. A rescission of any equity awards would return the equity to the Company and a payment of any damages would be paid to the Company, minus any attorney’s fees. The Company has indemnification and advancement obligations to the defendants in connection with this lawsuit.
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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2021 and October 31, 2021, no shares of preferred stock were issued and outstanding.

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
At January 31, 2021 and October 31, 2021, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2021 and October 31, 2021.
At January 31, 2021 and October 31, 2021, there were 500,000,000 shares of Class B common stock authorized and 27,271,435 and 29,345,776 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2021, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2021, the number of shares available for grant under the 2018 Plan was increased by 1,526,754 shares. As of October 31, 2021, there were 3,465,404 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Cost of revenue:
Subscription	$377	$800	$750	$1,768
Professional services and other	273	563	494	1,168
Sales and marketing	3,301	6,718	7,670	15,192
Research and development	2,716	5,363	6,595	10,603
General and administrative	3,452	4,543	8,172	11,596
Interest expense	172	176	267	524
Total	$10,291	$18,163	$23,948	$40,851
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. No stock options were granted during the three and nine months ended October 31, 2020 and the three and nine months ended October 31, 2021.
The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2021:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	1,296,503	$23.79	3.7	$51,339
Exercised	(243,158)	16.07
Forfeited	(1,009)	28.20
Expired	(33)	28.20
Outstanding as of October 31, 2021	1,052,303	$25.58	3.1	$66,054
Vested and exercisable at October 31, 2021	1,043,448	$25.53	3.0	$65,548

The aggregate intrinsic value of options exercised was $0.8 million and $7.4 million for the three months ended October 31, 2020 and 2021, respectively, and $1.9 million and $14.5 million for the nine months ended October 31, 2020 and 2021, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of October 31, 2021 is based on the market closing price of the Company's Class B common stock on that date.

As of October 31, 2021, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2021	3,858,161	$25.97
Granted	2,326,911	78.79
Vested	(1,357,152)	24.83
Canceled	(288,759)	37.96
Outstanding as of October 31, 2021	4,539,161	$52.62

As of October 31, 2021, there was $215.9 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.3 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. The administrator elected to forgo an increase in the number of shares available under the ESPP and no shares were added during the nine months ended October 31, 2021. As of October 31, 2021, there were 299 shares available under the ESPP.
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
As of October 31, 2021, a total of approximately 165,321 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 0.5% of shares outstanding as of January 31, 2022. As of October 31, 2021, total unrecognized stock-based compensation related to the ESPP was $3.9 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $131,000 and $62,000 for the three months ended October 31, 2020 and 2021, respectively, and $446,000 and $89,000 for the nine months ended October 31, 2020 and 2021, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,
	2020		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,456)	$(19,765)	$(2,876)	$(25,637)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	26,269	3,264	29,099
Net loss per share, basic and diluted	$(0.75)	$(0.75)	$(0.88)	$(0.88)

	Nine Months Ended October 31,
	2020		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(7,319)	$(57,700)	$(7,077)	$(61,780)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	25,734	3,264	28,494
Net loss per share, basic and diluted	$(2.24)	$(2.24)	$(2.17)	$(2.17)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Options to purchase common stock	594	792	297	812
Restricted stock units	1,964	2,240	1,470	2,369
Employee stock purchase program	1,342	133	941	433
Common stock warrants	125	2	130	60
	4,025	3,166	2,838	3,673

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
A majority of our customers subscribe to our services through multi-year contracts. As of October 31, 2021, 61% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 60% of customers as of January 31, 2021. The high percentage of revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform, but in the first half of fiscal 2021 we saw an increase in requests for semi-annual and quarterly billing terms as a result of the COVID-19 pandemic. However, since that time we have seen an overall improvement in the portion of total billings that are annual in advance. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2022.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2020 and 2021, total RPO was $248.8 million and $296.9 million, respectively, representing year-over-year growth of 19%. The amount of RPO expected to be recognized as revenue in the next twelve months was $153.9 million and $190.6 million as of October 31, 2020 and 2021, respectively, representing year-over-year growth of 24%.
We had total revenue of $53.6 million and $65.1 million for the three months ended October 31, 2020 and 2021, respectively, reflecting a year-over-year increase of 21%. For the nine months ended October 31, 2020 and 2021, we had total revenue of $153.3 million and $188.0 million, respectively, representing year-over-year growth of 23%. Our enterprise customers generated revenue of $29.1 million and $34.1 million for the three months ended October 31, 2020 and 2021, respectively, or 17% year-over-year growth. For the nine months ended October 31, 2020 and 2021, revenue from enterprise customers was $83.1 million and $99.8 million, respectively, or 20% year-over-year growth. Our corporate customers generated revenue of $24.5 million and $31.0 million for the three months ended October 31, 2020 and 2021, respectively, or 26% year-over-year growth. For the nine months ended October 31, 2020 and 2021, revenue from corporate customers was $70.2 million and $88.2 million, respectively, or 26% year-over-year growth.
For the nine months ended October 31, 2020 and 2021, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76% and 76% or our total revenue for the three months ended October 31, 2020 and 2021, respectively.
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
We have incurred significant net losses since our inception, including net losses of $22.2 million and $28.5 million for the three months ended October 31, 2020 and 2021, respectively, and had an accumulated deficit of $1,191.2 million at October 31, 2021. We have experienced improvements in net losses over the periods presented; however, we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the ongoing COVID-19 pandemic, a significant portion of our sales and professional services activities are being conducted remotely. These changes are expected to remain in effect in the fourth quarter of fiscal 2022 and will likely extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
As of the date of this report, we do not yet know the full extent of the negative impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic. In addition, certain customers have pursued concessions such as lengthened payment terms or reduced contract length, and these concessions may materially and negatively impact our operating results, financial condition and prospects. See Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
Factors Affecting Performance
Continue to Attract New Customers
We believe that our ability to expand our customer base is an important indicator of market penetration, the growth of our business, and future business opportunities. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. We define enterprise customers as companies with over $1 billion in revenue, and companies with less than $1 billion in revenue are corporate customers. In order to maintain comparability, companies who become customers with revenue below $1 billion and subsequently exceed that threshold are considered enterprise customers for all periods presented.
As of October 31, 2021, we had over 2,200 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. Our enterprise customers accounted for 54% and 52% of our revenue for the three months ended October 31, 2020 and 2021, respectively, and 54% and 53% for the nine months ended October 31, 2020 and 2021, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate for the twelve months ended October 31, 2021 was 90%.
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
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. During fiscal 2022, we have hired, and plan to continue hiring, more sales representatives, which may have an adverse impact on productivity in the near term.
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
Sales and marketing expense as a percentage of total revenue was 55% for the three months ended October 31, 2020 and 58% for the three months ended October 31, 2021.
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
Research and development expense as a percentage of total revenue was 31% for the three months ended October 31, 2020 and 34% for the three months ended October 31, 2021.

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
The following table sets forth our billings for the three and nine months ended October 31, 2020 and 2021:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Billings (in thousands)	$55,672	$70,204	$149,850	$188,453

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Revenue:	(in thousands)
Subscription	$46,906	$56,621	$133,689	$163,399
Professional services and other	6,739	8,460	19,648	24,569
Total revenue	53,645	65,081	153,337	187,968
Cost of revenue:
Subscription(1)	9,372	10,514	27,288	29,590
Professional services and other(1)	5,106	6,630	14,948	19,030
Total cost of revenue	14,478	17,144	42,236	48,620
Gross profit	39,167	47,937	111,101	139,348
Operating expenses:
Sales and marketing(1)	29,609	37,503	86,089	104,335
Research and development(1)	16,504	21,984	49,874	57,511
General and administrative(1)(2)	11,929	13,430	31,355	36,032
Total operating expenses	58,042	72,917	167,318	197,878
Loss from operations	(18,875)	(24,980)	(56,217)	(58,530)
Other expense, net(1)	(3,215)	(3,471)	(8,356)	(10,238)
Loss before income taxes	(22,090)	(28,451)	(64,573)	(68,768)
Provision for income taxes	131	62	446	89
Net loss	$(22,221)	$(28,513)	$(65,019)	$(68,857)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Cost of revenue:		(in thousands)
Subscription	$377	$800	$750	$1,768
Professional services and other	273	563	494	1,168
Sales and marketing	3,301	6,718	7,670	15,192
Research and development	2,716	5,363	6,595	10,603
General and administrative	3,452	4,543	8,172	11,596
Other expense, net	172	176	267	524
Total	$10,291	$18,163	$23,948	$40,851

(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended October 31, 2020 and 2021, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2020 and 2021, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Revenue:
Subscription	87%	87%	87%	87%
Professional services and other	13	13	13	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	16	18	16
Professional services and other	10	10	10	10
Total cost of revenue	27	26	28	26
Gross margin	73	74	72	74
Operating expenses:
Sales and marketing	55	58	56	56
Research and development	31	34	33	31
General and administrative	22	20	20	18
Total operating expenses	108	112	109	105
Loss from operations	(35)	(38)	(37)	(31)
Other expense, net	(6)	(5)	(5)	(5)
Loss before income taxes	(41)	(43)	(42)	(36)
Provision for income taxes	—	—	—	—
Net loss	(41)%	(43)%	(42)%	(36)%

Discussion of the Three Months Ended October 31, 2020 and 2021
Revenue

	Three Months Ended October 31,
	2020	2021	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$46,906	$56,621	$9,715	21%
Professional services and other	6,739	8,460	1,721	26
Total revenue	$53,645	$65,081	$11,436	21
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $6.5 million increase from new customers and a $3.2 million increase from existing customers. Our customer count increased 13% from October 31, 2020 to October 31, 2021. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was due to a higher volume of billable hours delivered. We anticipate that as we continue to close new business and retain our customers that subscription revenue will increase as a percent of total revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2020	2021	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$9,372	$10,514	$1,142	12%
Professional services and other	5,106	6,630	1,524	30
Total cost of revenue	$14,478	$17,144	$2,666	18
Gross profit	$39,167	$47,937	$8,770	22
Gross margin:
Subscription	80%	81%
Professional services and other	24	22
Total gross margin	73	74
The increase in subscription cost of revenue was primarily due to $1.0 million increase in employee-related costs attributable to higher headcount in our support organization and stock-based compensation, of which $0.4 million related to stock-based compensation.
The increase in professional services and other cost of revenue was primarily due to a $0.9 million increase in employee-related costs, attributable to higher headcount and stock-based compensation, and a $0.8 million increase in outsourced services resulting from a higher volume of services provided by third-party consultants related to implementation.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. We expect subscription gross margin to improve as we continue to effectively manage our data center operations and third-party hosting services.
Services gross margin declined due to higher stock-based compensation. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended October 31,
	2020	2021	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$29,609	$37,503	$7,894	27%
Research and development	16,504	21,984	5,480	33
General and administrative	11,929	13,430	1,501	13
Total operating expenses	$58,042	$72,917	$14,875	26
Percentage of revenue:
Sales and marketing	55%	58%
Research and development	31	34
General and administrative	22	20
Sales and marketing expenses increased primarily due to an increase of $6.3 million in employee-related costs, driven by stock-based compensation and increased headcount. Other increases included $0.9 million increase in commission expense and minor increases in software subscription and contract labor. We expect sales and marketing expense to increase in the near term as we invest in our sales organization.
Research and development expenses increased primarily due to a $5.1 million increase in employee-related costs, attributable to stock-based compensation and higher headcount, and a $0.3 million increase in contract labor. We expect research and development expense to decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses increased primarily due to employee-related costs increasing by $1.7 million, driven by stock-based compensation. In the long term, we expect general and administrative expense to continue to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Three Months Ended October 31,
	2020	2021	$ Change	% Change
		(in thousands)
Other expense, net	$(3,215)	$(3,471)	$(256)	(8)%
Other expense, net increased primarily due to an increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency, combined with an increase in interest expense. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations.
Provision for Income Taxes

	Three Months Ended October 31,
	2020	2021	$ Change	% Change
		(in thousands)
Provision for income taxes	$131	$62	$(69)	(53)%
The decrease in the provision for income taxes was due to additional allowable deductions in foreign jurisdictions. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Nine Months Ended October 31, 2020 and 2021
Revenue

	Nine Months Ended October 31,
	2020	2021	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$133,689	$163,399	$29,710	22%
Professional services and other	19,648	24,569	4,921	25
Total revenue	$153,337	$187,968	$34,631	23
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $18.9 million increase from new customers and a $10.8 million increase from existing customers. Our customer count increased 13% from October 31, 2020 to October 31, 2021. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was due to a higher volume of billable hours delivered.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2020	2021	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$27,288	$29,590	$2,302	8%
Professional services and other	14,948	19,030	4,082	27
Total cost of revenue	$42,236	$48,620	$6,384	15
Gross profit	$111,101	$139,348	$28,247	25
Gross margin:
Subscription	80%	82%
Professional services and other	24	23
Total gross margin	72	74
The increase in cost of subscription revenue was primarily due a $2.7 million increase in employee-related costs attributable to higher headcount in our support organization, of which $1.0 million related to stock-based compensation. This was partially offset by a $0.7 million decrease in expense related to third-party hosting services.
Cost of professional services and other revenue increased primarily due to a $2.4 million increase in outsourced services resulting from a higher volume of services provided by third-party consultants related to implementation and a $1.7 million increase in employee-related costs attributable to higher headcount and stock-based compensation.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Professional services and other gross margin declined due to higher stock-based compensation.
Operating Expenses

	Nine Months Ended October 31,
	2020	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$86,089	$104,335	$18,246	21%
Research and development	49,874	57,511	7,637	15
General and administrative	31,355	36,032	4,677	15
Total operating expenses	$167,318	$197,878	$30,560	18
Percentage of revenue:
Sales and marketing	56%	56%
Research and development	33	31
General and administrative	20	18
Sales and marketing expenses increased primarily due to a $13.0 million increase in employee-related costs driven by stock-based compensation and higher headcount. Commission expense increased by $2.2 million due to higher sales. Marketing expenses increased by $1.7 million due to an increase in expenses related to events, brand awareness, and influencer marketing. Software subscription increased by $0.6 million. Other increases included contract labor and expenses related to education and training.
Research and development expenses increased due to employee-related costs increasing by $7.3 million driven by stock-based compensation and higher headcount.
General and administrative expenses increased primarily due to employee-related costs increasing by $4.7 million driven by stock-based compensation.

Other Income (Expense), Net

	Nine Months Ended October 31,
	2020	2021	$ Change	% Change
	(in thousands)
Other expense, net	$(8,356)	$(10,238)	$(1,882)	23%
Other expense, net increased primarily due to a $1.0 million increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency, combined with a $0.7 million increase in interest expense.
Provision for Income Taxes

	Nine Months Ended October 31,
	2020	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$446	$89	$(357)	(80)%
Provision for income taxes decreased due to refunds received and return to provision adjustments and additional allowable deductions in foreign jurisdictions in the nine months ended October 31, 2021.
Liquidity and Capital Resources
As of October 31, 2021, we had $84.2 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of October 31, 2021.
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

The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2021. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of October 31, 2021, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2021 and October 31, 2021. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Nine Months Ended October 31,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(19,420)	$(530)
Net cash provided by (used in) investing activities	13,681	(4,965)
Net cash provided by (used in) financing activities	8,536	(817)
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
Net cash used in operating activities during the nine months ended October 31, 2021 consisted of cash outflows of $200.0 million exceeding the $199.5 million of cash collected from customers. Significant components of cash outflows included $127.4 million for personnel costs and $35.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the nine months ended October 31, 2021 consisted primarily of of $4.5 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
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
Net cash used in financing activities for the nine months ended October 31, 2021 consisted primarily of $8.9 million used to repurchase shares for tax withholdings on release of restricted stock, offset by $4.1 million of proceeds from shares issued in connection with our employee stock purchase plan and $3.9 million of proceeds received from stock option exercises.
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
Interest Rate Risk
As of October 31, 2021, we had $84.2 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2021. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of October 31, 2021, the interest rate was approximately 7.0%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2021, we had total debt outstanding with a carrying amount of $102.9 million, which approximates fair value. A hypothetical 10% change in interest rates after October 31, 2021 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
State Securities Class Action
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the plaintiff's motion. On June 14, 2021, the plaintiff filed a notice of appeal. On October 14, 2021, the plaintiff/appellant filed his principal brief. The principal brief of defendants/appellees is due December 13, 2021. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
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
Since the lawsuit is purportedly brought on behalf of the Company, and the Company is only a nominal defendant, the alleged damages were allegedly suffered by the Company. A rescission of any equity awards would return the equity to the Company and a payment of any damages would be paid to the Company, minus any attorney’s fees. The Company has indemnification and advancement obligations to the defendants in connection with this lawsuit. On October 6, 2021, defendants and the Company, as nominal defendant, filed a motion to dismiss the Zalvin complaint.
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
We incurred net losses of $22.2 million and $28.5 million for the three months ended October 31, 2020 and 2021, respectively, and $65.0 million and $68.9 million for the nine months ended October 31, 2020 and 2021, respectively, and had an accumulated deficit of $1,191.2 million at October 31, 2021. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,191.2 million as of October 31, 2021. We have also experienced negative cash flows from operating activities since inception, including cash used in operating activities of $19.4 million and $0.5 million for the three months ended October 31, 2020 and 2021, respectively. As of October 31, 2021, we had cash and cash equivalents of $84.2 million and no amounts available to draw under our credit facility.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 76%, and 76% of our total revenue for the three months ended October 31, 2020 and 2021, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the SCCs, to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the European Court of Justice, Europe's highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The impact of this decision on the ability to lawfully transfer personal data from the E.U. and Switzerland to the U.S. is being assessed and has been the subject of guidance from regulators and advisory bodies. As a result of the Schrems II case and subsequent regulatory guidance, we and other companies must assess use of the SCCs on a case-by-case basis taking into account numerous factors and, in certain cases, may need to implement supplemental measures with respect to personal data transfers under the SCCs. The European Commission also issued new SCCs on June 4, 2021, which are required to be implemented over time. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the E.U., Switzerland and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U., Switzerland and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. We also may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period that ended on December 31, 2020. The United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that that, collectively, substantially implement the GDPR in the United Kingdom and provides for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how aspects of data protection in the United Kingdom will be handled in the medium to long term. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents and our related policies and practices. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.

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

We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity. While we have established a formal third party security risk assessment process to ensure security risks for our company relating to our key third party providers are appropriately addressed, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures or our own security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. If any unauthorized access to or security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, insider attacks, employee or service provider error or malfeasance, phishing attacks, ransomware or other malware, social engineering or otherwise, such an event or perceived event could result in unauthorized access to or use of our platform, disruptions to our platform or other aspects of our operations, the loss, alteration or unavailability of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2021, we had 119 issued U.S. patents covering our technology and five patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
As of October 31, 2021, 29,345,776 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 1,043,448 and 3,333 were exercisable as of October 31, 2021, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In December 2021, for example, approximately 323,041 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
As of October 31, 2021, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and Mr. James owned 289,023 shares of Class B common stock. Collectively, these shares represent approximately 82% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

DOMO, INC.

Date: December 9, 2021	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)