Form 10-K
period 2022-01-31
DOMO, INC.
filed 2022-03-23
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2021, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $2.5 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 14, 2022, there were approximately 3,263,659 shares of the registrant's Class A common stock and 29,730,155 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders, or the 2022 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2022

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
•we have recently experienced management turnover, which creates uncertainties and could harm our business;
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
•our ability to protect and enforce our intellectual property rights; and
•the dual class structure of our common stock has the effect of concentrating voting control with Joshua G. James, our founder and former chief executive officer.

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
•Data Warehouse: Our data warehouse, Adrenaline, stores massive amounts of data from across the business, organizes that data across many factors or variables and employs a massive number of processors to query that data in parallel, enabling employees across the organization to simultaneously access the same data for their various needs with subsecond response times on average. Domo's federated query functionality supports several top cloud data warehouse engines and allows customers to query and visualize data that lives in their data warehouses without duplicating it.
•Domo ETL: Fusion is our data transformation engine that sorts customer data, making it possible for any dataset connected to Domo to be cleansed, combined and prepared for use leveraging Magic ETL, Data Flows and hygiene algorithms.
•Data Analysis and Visualization: Our Explorer analytics suite allows users to analyze, display, share and interact with data through pixel-perfect visualizations. Explorer is a data discovery tool that seamlessly works on mobile as well as on wall monitors in executive offices or manufacturing facility floors. Domo Everywhere is a set of embedded analytics tools that enable organizations to easily and securely deliver data experiences to customers, partners and vendors. Content can be shared in portals, web properties, or inside applications.
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
As of January 31, 2022, we had more than 2,300 organizations as customers. We employ a land, expand, and retain business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our subscription net revenue retention rate, which compares the subscription revenue generated from a cohort of customers that generated subscription revenue at the beginning of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), has averaged over 105% for the years ended January 31, 2020, 2021 and 2022.
For the years ended January 31, 2020, 2021 and 2022, we had total revenue of $173.4 million, $210.2 million and $258.0 million, respectively, representing year-over-year growth of 21% and 23%, respectively. For the years ended January 31, 2020, 2021 and 2022, our net loss was $125.7 million, $84.6 million and $102.1 million, respectively.
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

Domo Apps and Appstore
We, our development partners, and our users have built intelligent applications to create custom solutions for unique business needs. The goal of these applications is to put data to work for everyone in an organization. Our data applications present data for a specific purpose and are meant to drive prescriptive behavior to achieve a business outcome. These applications range from a real-time social index to evaluate an organization's engagement across various social media platforms to a predictive analytics toolkit that allows users to analyze "what if" scenarios and forecast the direction of key business metrics to an aggregator for an organization’s relevant mobile application statistics. Our platform enables applications to keep data in sync by updating source systems when users take action. To date, these applications have been adopted across a broad range of industries. Many users are able to build applications with limited training and no or limited IT involvement. Additionally, through the Domo Appstore, users have the option to make their applications available to all Domo users. This application ecosystem generates a powerful network for our platform — as users build, adopt and use additional applications, usage increases within an organization, which enables our platform to deliver even more powerful insights to those users.
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
Enterprise Security, Scalability and Compliance
We have invested significantly to build security features in our platform that have enabled us to expand our presence within the enterprise. Because we connect directly to data sources that hold companies’ CRM, HCM, ERP and other sensitive data in our system, we must maintain enterprise-grade security standards for data access, privacy and administration. Our security protocols have enabled us to attract enterprise customers across a wide array of industries, including many in highly regulated industries such as financial services and healthcare. Our security features, such as customer-controlled encryption key management, provide much needed confidence that the data on our platform is secure.
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
•Continuous Product Innovation. From inception through January 31, 2022, we have invested $628.7 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features and to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. Additionally, we believe that our significant investments in research and development will provide tremendous leverage in our financial model as our business continues to scale.
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
•Accelerate Expansion within Existing Customers. We employ a land, expand, and retain business model and typically enter into enterprises either within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within the enterprise. We are focused on helping our users quickly realize the value of our platform. We have substantial growth potential within our existing customer base. We will continue to focus on showcasing the value of our platform to expand our footprint within our existing customers.
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
Domo's federated query functionality supports several top cloud data warehouse engines and allows customers to query and visualize data that lives in their data warehouses without duplicating it.

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

Domo Everywhere is a set of embedded analytics tools that enable organizations to easily and securely deliver data experiences to customers, partners and vendors, without having to recreate new or special datasets. Content can be shared in portals, or web properties or even inside applications. Once embedded, any parameters applied to a card can be reflected in the embedded report. In addition, user access can be controlled by using Single Sign On and personal data permissions, or PDPs, to pass parameters back to Domo. Customers and partners have the power to edit and create content within the embedded environment using an intuitive, drag-and-drop interface that requires no coding or technical expertise. They can also connect to their own proprietary data and utilize Domo's transformation layer to augment the data being shared.
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
Domo Sandbox enables the creation of new content without upsetting day-to-day operations. Using Sandbox, users can build and test new visualizations in a separate testing environment and easily promote content once it’s ready for consumption, thereby avoiding disruptive downtime and maintenance.
Customers
As of January 31, 2022, we had over 2,300 customers. We have customers in a wide variety of industries, geographies, and sizes, ranging from small organizations to large enterprises. We derived 77% of our revenue for the year ended January 31, 2022 from customers in the United States. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2020, 2021 and 2022, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
Sales and Marketing
We offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities as well as the number of users. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access to critical data. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2022, 62% of our customers were under multi-year contracts, compared to 60% and 56% of customers as of January 31, 2021 and 2020, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2023.

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
Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, a large portion of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America, Western Europe, Canada and Australia. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2022, we used Amazon Web Services, or AWS, data center facilities located in Western Europe, North America and Australia. We committed to spend an aggregate of $60.0 million between January 2020 and December 2024 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data and partner with a third-party provider to maintain Company owned physical servers at an Equinix data center in the United States.
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
Research and development expenses were $69.2 million, $66.5 million and $81.0 million for the fiscal years ended January 31, 2020, 2021 and 2022, respectively.
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
As of January 31, 2022, we owned 119 issued U.S. patents and five pending U.S. patent applications. We also owned ten patents in the European Union, five patents in the People's Republic of China, one patent in Australia, one patent in Canada and one patent in Japan. The issued U.S. patents that we own have expiration dates ranging from August 2022 to September 2035. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.
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
Data Security
Domo is designed to meet enterprise security, compliance and privacy requirements of our customers, particularly in highly regulated industries, such as financial services, health care, pharmaceuticals, energy and technology. Our architecture is designed to allow customers to maintain control of their data through various means including: multiple logical and physical security layers; least privilege and separation of duties access model; threat assessments of each new feature; transport layer encryption and encryption at rest that allows customers to manage their own encryption keys using Domo’s Bring Your Own Key, or BYOK; several self-service security controls offered within the Domo platform for customers to implement their own security policies, and extensive logging and monitoring of network, system and application events.

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
Employees
As of January 31, 2022, we had 917 employees, of which 771 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
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
The full impact of the COVID-19 pandemic on our business is inherently uncertain at the time of this report, and is highly dependent on inherently uncertain future developments, including duration and scope of the pandemic (including any potential future waves of the pandemic as well as new and emerging variants) as well as governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including the availability, adoption and effectiveness of COVID-19 vaccines). In geographies in which we or our customers, partners and service providers operate, these developments could result in economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, negatively impact our ability to attract, serve, retain or upsell customers or result in customers not purchasing or renewing our products, failing to make payments or attempting to renegotiate contracts, any of which could have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
Before the COVID-19 pandemic, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As we continue to actively monitor issues arising from the COVID-19 pandemic, we may take further actions that alter our business operations, including those that may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, customers and stockholders. Additionally, if and to the extent work and travel restrictions related to COVID-19 are relaxed, we may begin shifting certain professional, sales and marketing activities from remote work to in-person or hybrid models, which could result in us incurring additional operating expenses associated with business travel, office space leases and other factors.
Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns, including those caused by the ongoing COVID-19 pandemic (as discussed above), could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, military conflict (including the Russian invasion of Ukraine) and terrorist attacks, whether in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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

For example, the ongoing COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. As discussed above, the extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain. Any prolonged contractions in the industries in which our customers or partners operate could materially and adversely impact our business, results of operations and financial condition.
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
We incurred net losses of $125.7 million, $84.6 million, and $102.1 million for the years ended January 31, 2020, 2021 and 2022, respectively, and had an accumulated deficit of $1,224.5 million at January 31, 2022. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,224.5 million as of January 31, 2022. We have also experienced negative cash flows from operating activities, including cash used in operating activities of $80.2 million, $15.9 million and cash provided by operating activities of $0.4 million for the years ended January 31, 2020, 2021 and 2022, respectively.  As of January 31, 2022, we had cash and cash equivalents of $83.6 million and no amounts available to draw under our credit facility.
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of the ongoing COVID-19 pandemic, the Russian invasion of Ukraine, inflation, as well as economic conditions specifically affecting industries in which our customers operate.

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
 As of January 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $1,181.4 million and $1,334.9 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2028 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income could adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2023. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of the COVID-19 pandemic. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
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
In an inflationary environment, our costs may increase and we may not be able to increase the pricing of our subscription contracts accordingly, which could adversely impact our financial performance.
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
We are currently subject to securities class-action and shareholder derivative litigation and may be subject to similar or other litigation in the future, all of which will require significant management attention, could result in significant legal expenses and may result in unfavorable outcomes, all or any of which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.
We are, and may in the future become, subject to litigation or claims arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. For example, we currently have a securities class-action complaint pending against us and certain of our current and former directors and officers, asserting violations of federal securities laws and seeking unspecified damages. We believe this lawsuit is without merit and intend to defend this case vigorously. We also currently have a shareholder derivative complaint pending against certain of our current and former directors and our former CEO, asserting breaches of fiduciary duty and seeking rescission of certain equity awards, unspecified damages, and attorney’s fees and costs. For more information about these complaints, see Part II, Item 1 (Legal Proceedings) of this report.

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
We have recently experienced management turnover, which creates uncertainties and could harm our business.
In March 2022, we announced the resignation of Joshua G. James as our chairman and executive officer, and the appointment of John Mellor to succeed Mr. James as chief executive officer. Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results, financial condition and cash flows would be adversely affected and the ownership of existing shareholders would be diluted.
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
Before the COVID-19 pandemic, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, a large portion of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact COVID-19 operating results, financial condition and prospects.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 75%, 76%, and 77% of our total revenue for the years ended January 31, 2020, 2021 and 2022, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•political instability, terrorist activities or military conflicts, including Russia's invasion of Ukraine;
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
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period that ended on December 31, 2020. The United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that that, collectively, substantially implement the GDPR in the United Kingdom and provides for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how aspects of data protection in the United Kingdom will be handled in the medium to long term. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom. If approved by the United Kingdom Parliament, these standard contractual clauses will become effective March 21, 2022, and will be required to be implemented. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents and our related policies and practices. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
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
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information relating to our business and operations, including intellectual property, proprietary business information and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Many of our employees are working remotely, which may pose additional data security risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, fraud, and misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources). Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers.
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
Additionally, there have been and may continue to be significant supply chain cyber attacks generally, and our third-party service providers may be targeted or impacted by such attacks. We cannot guarantee that our or our third-party vendors or other service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating and otherwise responding to cyberattacks and other security breaches and incidents. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or anyone else incorrectly attributes the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach is attributed to our employees, vendors or contractors as a result of inadvertent error, malfeasance, an insider attack or otherwise. If customers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2022, we had 119 issued U.S. patents covering our technology and five patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Risks Related to Our Corporate Governance
The dual class structure of our common stock has the effect of concentrating voting control with Joshua G. James, our founder and former chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and former chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of January 31, 2022, beneficially controlled approximately 82% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
Because we qualify as a “controlled company” under the corporate governance rules of The Nasdaq Stock Market, we are not required to have a majority of our board of directors be independent, nor are we required to have an entirely independent compensation committee or an independent nominating function. Accordingly, should the interests of Cocolalla, LLC, or of our founder and former chief executive officer, who controls Cocolalla, LLC, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of The Nasdaq Stock Market. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
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
As of January 31, 2022, 29,729,822 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 955,996 and 3,333 were exercisable as of January 31, 2022, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2022, for example, approximately 558,715 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
As of January 31, 2022, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and Mr. James owned 312,053 shares of Class B common stock. Collectively, these shares represent approximately 82% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is located in American Fork, Utah. Our current facility has approximately 122,000 square feet under leases that expire between April 2022 and May 2027. Excluded from this amount is approximately 152,000 square feet that is under construction and unoccupied as of January 31, 2022, which is part of a new lease agreement that commenced May 1, 2021. We also lease space in various locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel.
We believe the facilities we lease are sufficient to meet our needs for the immediate future.
Item 3. Legal Proceedings
State Securities Class Action
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the plaintiff's motion. On June 14, 2021, the plaintiff filed a notice of appeal. On October 14, 2021, the plaintiff/appellant filed his principal brief. The appeal was fully briefed as of January 20, 2022. The Company believes this lawsuit is without merit and intends to defend the case vigorously.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
Delaware Shareholder Derivative Lawsuit
In August 2021, a shareholder derivative complaint captioned Zalvin v. James, et al., Case No. 2021-0672-CM, purportedly brought on behalf of the Company, was filed in the Delaware Court of Chancery against the Company’s former CEO and certain current and former directors alleging that they breached their fiduciary duties by awarding the Company’s former CEO allegedly excessive equity awards in 2020 and 2021. The lawsuit seeks rescission of the equity awards, unspecified damages, and attorney’s fees and costs.
Since the lawsuit is purportedly brought on behalf of the Company, and the Company is only a nominal defendant, the alleged damages were allegedly suffered by the Company. A rescission of any equity awards would return the equity to the Company and a payment of any damages would be paid to the Company, minus any attorney’s fees. The Company has indemnification and advancement obligations to the defendants in connection with this lawsuit. On October 6, 2021, defendants and the Company, as nominal defendant, filed a motion to dismiss the Zalvin complaint. The motion was fully briefed as of February 4, 2022, and oral argument is scheduled for March 25, 2022.
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
Holders of Record
As of January 31, 2022, there was one holder of record of our Class A common stock and 102 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph set forth below compares the cumulative total return to stockholders on our Class B common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Index between June 29, 2018 (the date our Class B common stock commenced trading) through January 31, 2022. All values assume a $100 initial investment at market close on June 29, 2018. The initial public offering price of our Class B common stock, which had a closing stock price of $27.30 on June 29, 2018, was $21.00 per share. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class B common stock.

Comparison of Cumulative Total Return

$350
$300
$250
$200
$150
$100
$50
2018-Jun
2018-Jul
2019-Jan
2019-Jul
2020-Jan
2020-Jul
2021-Jan
2021-Jul
2022-Jan
Domo, Inc.
S&P 500
S&P 500 Information Technology

Company/Index	Jun 29, 2018 (1)	Jul 31, 2018	Jan 31, 2019	Jul 31, 2019	Jan 31, 2020	Jul 31, 2020	Jan 31, 2021	Jul 31, 2021	Jan 31, 2022
Domo, Inc.	$100	$61	$99	$102	$89	$118	$232	$324	$172
S&P 500	100	104	101	112	122	125	144	171	177
S&P 500 Information Technology	100	102	96	118	141	164	193	230	244
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
Issuer Purchases of Equity Securities
None.

Item 6.
Reserved
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ended January 31, 2022.
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
A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2022, 62% of our customers were under multi-year contracts on a dollar-weighted basis compared to 60% and 56% of customers as of January 31, 2021 and 2020, respectively. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2023.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2021 and 2022, total RPO was $282.3 million and $339.0 million, respectively, representing year-over-year growth of 20%. The amount of RPO expected to be recognized as revenue in the next twelve months was $178.2 million and $221.7 million as of January 31, 2021 and 2022, respectively, representing year-over-year growth of 24%.
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
From inception through January 31, 2022, we have invested $628.7 million in the development of our platform. As of January 31, 2022, we had 270 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these expenses will decrease as a percentage of revenue over time.

For the years ended January 31, 2020, 2021 and 2022, we had total revenue of $173.4 million, $210.2 million and $258.0 million, respectively, representing year-over-year growth of 21% and 23% for the years ended January 31, 2021 and 2022, respectively. Our enterprise customers generated revenue of $93.3 million, $115.1 million, and $137.0 million for the years ended January 31, 2020, 2021 and 2022, respectively, or year-over-year growth of 23% and 19%, respectively. Our corporate customers generated revenue of $80.1 million, $95.1 million, and $121.0 million for the years ended January 31, 2020, 2021 and 2022, respectively, or year-over-year growth of 19% and 27%, respectively.
For the years ended January 31, 2020, 2021 and 2022, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 75%, 76% and 77% of our total revenue for the years ended January 31, 2020, 2021 and 2022, respectively.
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
We have incurred significant net losses since our inception, including net losses of $125.7 million, $84.6 million and $102.1 million for the years ended January 31, 2020, 2021 and 2022, respectively, and had an accumulated deficit of $1,224.5 million at January 31, 2022. We have experienced improvements in net losses over the periods presented; however, we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
We cannot reasonably predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the duration and scope of the pandemic (including any potential future waves of the pandemic as well as new and emerging variants of COVID-19) as well as governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including the availability, adoption and effectiveness of COVID-19 vaccines). Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
Before the COVID-19 pandemic, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the ongoing COVID-19 pandemic, a significant portion of our sales and professional services activities are being conducted remotely. These changes will likely extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
As of the date of this report, we do not yet know the full extent of the pandemic's impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic. In addition, certain customers have pursued concessions such as lengthened payment terms or reduced contract length, and these concessions may materially and negatively impact our operating results, financial condition and prospects. Additionally, if and to the extend work and travel restrictions related to COVID-19 are relaxed, we may begin shifting certain professional, sales and marketing activities from remote work to in-person or hybrid models, which could result in us incurring additional operating expenses associated with business travel, office space leases and other factors. See Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
As of January 31, 2022, we had over 2,300 customers. We focus our sales and marketing resources on obtaining customers with over $100 million in revenue. For the years ended January 31, 2020, 2021 and 2022, our enterprise customers accounted for 54%, 55% and 53% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
Customer Upsell and Retention
We employ a land, expand, and retain sales model, and our performance depends on our ability to retain customers and expand the use of our platform at existing customers over time. It currently takes multiple years for our customers to fully embrace the power of our platform. We believe that as customers deploy greater volumes and sources of data for multiple use cases, the unique features of our platform can address the needs of everyone within their organization. We are still in the early stages of expanding within many of our customers.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 87%, 88% and 90% for the 12 months ended January 31, 2020, 2021 and 2022, respectively.
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
The following table sets forth our subscription net revenue retention rate for each of the eight quarters in the period ended January 31, 2022:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
All Customers	105%	106%	106%	106%	106%	107%	106%	105%

The primary metric that we use to monitor customer retention and growth is annual recurring revenue (ARR) net retention rate. ARR represents the total annualized contract value of active customer subscription contracts as of the measurement date. Our ARR net retention rate compares the ARR from a cohort of customers as of the measurement date to ARR from that same cohort as of the same period in the prior fiscal year. The cohort is established based on customers who had greater than $10,000 of ARR as of the end of the prior year period. ARR net retention rate is the quotient obtained by dividing the ARR of that cohort as of the measurement date by the ARR of that same cohort as of the corresponding prior year period.
The following table sets forth our ARR net retention rate for each of the eight quarters in the period ended January 31, 2022:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
All Customers	101%	103%	105%	106%	109%	109%	108%	110%
ARR net retention rate enables measurement of the progress of our business initiatives and is used by management to make operational decisions. We believe ARR net retention rate provides a more up-to-date view of customer retention and growth than subscription net revenue retention rate, which is a lagging indicator due to subscription revenue being recognized ratably over time. As such, we plan to only report our ARR net retention rate in future periods. ARR net retention rate is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, including focusing our sales and marketing activities towards enterprise customers, we expect that customer retention will increase over the long term. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. During fiscal 2022 we have hired, and plan to continue hiring, more sales representatives, which may have an adverse impact on productivity in the near term.
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
Sales and marketing expense as a percentage of total revenue was 74% and 56% for the years ended January 31, 2020 and 2021, respectively, compared to 56% for the year ended January 31, 2022.
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
Research and development expense as a percentage of revenue was 40% and 32% for the years ended January 31, 2020 and 2021, respectively, compared to 31% for the year ended January 31, 2022.

Key Business Metric
Billings
Billings represent our total revenue plus the change in deferred revenue in a period. Billings reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice our customers annually in advance for subscriptions to our platform. Because we generate most of our revenue from customers who are invoiced on an annual basis and have a wide range of annual contract values, we may experience variability due to typical enterprise buying patterns and timing of large initial contracts, renewals and upsells.
The following table sets forth our billings for the years ended January 31, 2020, 2021 and 2022:

	Year Ended January 31,
	2020	2021	2022
Billings (in thousands)	$189,237	$232,688	$296,464
There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. The timing of renewal billings may vary due to our customers' requests to align end dates on multiple subscription contracts. The sequential quarterly changes in billings, accounts receivable, and deferred revenue during the fourth quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters.
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

Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing staff and commissions. Other sales and marketing costs include digital marketing programs and promotional events to promote our brand, including Domopalooza, our annual user conference, as well as tradeshows, advertising and allocated overhead. Contract acquisition costs, including sales commissions, are deferred and then amortized on a straight-line basis over the period of benefit, which we have determined to be approximately four years for initial contracts. Contract acquisition costs related to renewal contracts and professional services are recorded as expense when incurred if the period of benefit is one year or less. If the period of benefit is greater than one year, costs are deferred and then amortized on a straight-line basis over the period of benefit, which we have determined to be two years.
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
Other Expense, Net
Other expense, net consists primarily of interest expense related to long-term debt, It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and sublease income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2020	2021	2022
		(in thousands)
Revenue:
Subscription	$146,837	$183,645	$223,010
Professional services and other	26,558	26,535	34,951
Total revenue	173,395	210,180	257,961
Cost of revenue:
Subscription(1)	35,366	36,656	40,907
Professional services and other(1)	20,564	20,092	26,239
Total cost of revenue	55,930	56,748	67,146
Gross profit	117,465	153,432	190,815
Operating expenses:
Sales and marketing(1)	127,567	117,335	143,722
Research and development(1)	69,224	66,474	81,027
General and administrative(1)(2)(3)	35,941	42,708	54,536
Total operating expenses	232,732	226,517	279,285
Loss from operations	(115,267)	(73,085)	(88,470)
Other expense, net(1)	(9,635)	(11,140)	(14,102)
Loss before income taxes	(124,902)	(84,225)	(102,572)
Provision for (benefit from) income taxes	754	409	(461)
Net loss	$(125,656)	$(84,634)	$(102,111)
________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2021	2022
		(in thousands)
Cost of revenue:
Subscription	$507	$1,213	$2,819
Professional services and other	404	843	1,753
Sales and marketing	10,770	10,936	21,241
Research and development	6,339	9,095	15,853
General and administrative	5,637	11,218	18,155
Other expense, net	190	444	705
Total	$23,847	$33,749	$60,526

(2)Includes amortization of certain intangible assets of $0.1 million, $0.1 million and $0.1 million for the years ended January 31, 2020, 2021 and 2022, respectively.

(3)Includes reversals of contingent tax-related accruals of $1.3 million for the year ended January 31, 2020

	Year Ended January 31,
	2020	2021	2022
Revenue:
Subscription	85%	87%	86%
Professional services and other	15	13	14
Total revenue	100	100	100
Cost of revenue:
Subscription	20	17	16
Professional services and other	12	10	10
Total cost of revenue	32	27	26
Gross margin	68	73	74
Operating expenses:
Sales and marketing	74	56	56
Research and development	40	32	31
General and administrative	20	20	21
Total operating expenses	134	108	108
Loss from operations	(66)	(35)	(34)
Other expense, net	(6)	(5)	(5)
Loss before income taxes	(72)	(40)	(39)
Provision for (benefit from) income taxes	—	—	—
Net loss	(72)%	(40)%	(39)%

Discussion of the Years Ended January 31, 2021 and 2022
Revenue

	Year Ended January 31,
	2021	2022	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$183,645	$223,010	$39,365	21%
Professional services and other	26,535	34,951	8,416	32
Total revenue	$210,180	$257,961	$47,781	23
Percentage of revenue:
Subscription	87%	86%
Professional services and other	13	14
Total	100%	100%
The increase in subscription revenue was primarily due to a $25.9 million increase from new customers and a $13.5 million net increase from existing customers. Our customer count increased 14% from January 31, 2021 to January 31, 2022. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to a higher volume of billable hours delivered.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2021	2022	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$36,656	$40,907	$4,251	12%
Professional services and other	20,092	26,239	6,147	31
Total cost of revenue	$56,748	$67,146	$10,398	18
Gross profit	$153,432	$190,815	$37,383	24
Gross margin:
Subscription	80%	82%
Professional services and other	24	25
Total gross margin	73	74
The increase in cost of subscription revenue was primarily due to a $4.3 million increase in employee-related costs attributable to higher headcount in our support organization and stock-based compensation, of which $1.6 million related to stock-based compensation.
The increase in cost of professional services and other revenue is primarily due to a $3.3 million increase in outsourced services resulting from a higher volume of services provided by third-party consultants related to implementation and a $2.9 million increase in employee-related costs attributable to higher headcount and stock-based compensation, of which $0.9 million related to stock-based compensation.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements from continued proactive management and optimization of our third-party hosting services.
Services gross margin improved due to timing of projects with higher margins. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Year Ended January 31,
	2021	2022	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$117,335	$143,722	$26,387	22%
Research and development	66,474	81,027	14,553	22
General and administrative	42,708	54,536	11,828	28
Total operating expenses	$226,517	$279,285	$52,768	23
Percentage of revenue:
Sales and marketing	56%	56%
Research and development	32	31
General and administrative	20	21
The increase in sales and marketing expenses was primarily due to a $20.0 million increase in employee-related costs and allocated overhead, attributable to higher headcount and stock-based compensation, of which $10.3 million related to stock-based compensation. Commission expense increased by $3.1 million due to higher sales. Marketing expenses increased by $1.1 million primarily due to marketing events. Other increases included $0.8 million in software subscription, $0.7 million in contract labor, and $0.6 million in travel expenses. Sales and marketing expense as a percentage of total revenue remained flat in the year ended January 31, 2022 compared to the year ended January 31, 2021. We expect sales and marketing expense to increase in the near term as we continue to invest in the growth of our business. Over the long term, we expect sales and marketing expense to decrease as a percentage of revenue.
Research and development expenses increased primarily due to a $13.5 million increase in employee-related costs, attributable to higher headcount and stock-based compensation, of which $7.4 million related to stock-based compensation. Contract labor increased by $1.5 million. These increases were partially offset by a $1.1 million increase in capitalized software development costs (resulting in decreased expense). Research and development expense as a percentage of revenue decreased from 32% in the year ended January 31, 2021 to 31% in the year ended January 31, 2022. In the near term, we expect research and development expense to increase, but expect that it will decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses increased primarily due to a $8.8 million increase in employee-related costs driven by stock-based compensation, which made up $6.9 million of the increase. Recruiting fees increased by $1.4 million and professional and legal expenses increased by $1.1 million. General and administrative expenses as a percent of revenue increased from 20% in the year ended January 31, 2021 to 21% in the year ended January 31, 2022. In the near term, we expect general and administrative expense to fluctuate from period to period, but expect that it will decline as a percentage of total revenue in the long term as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Year Ended January 31,
	2021	2022	$ Change	% Change
		(in thousands)
Other expense, net	$(11,140)	$(14,102)	$(2,962)	27%
Other expense, net increased due to a $1.8 million increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency. Interest expense increased by $0.8 million. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates.
Income Taxes

	Year Ended January 31,
	2021	2022	$ Change	% Change
		(in thousands)
Provision for (benefit from) income taxes	$409	$(461)	$(870)	(213)%
Provision for income taxes decreased due to larger allowable deductions during the year ended January 31, 2022. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Years Ended January 31, 2020 and 2021
For a discussion of the year ended January 31, 2021 compared to the year ended January 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2021.
Liquidity and Capital Resources
As of January 31, 2022, we had $83.6 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of January 31, 2022.
Since inception, we have financed operations primarily from cash collected from customers for our subscriptions and services, periodic sales of convertible preferred stock, our initial public offering and to a lesser extent, debt financing. Our principal uses of cash have consisted of employee-related costs, marketing programs and events, payments related to hosting our cloud-based platform and purchases of short-term investments.

We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Over the longer term, we plan to continue investing in, among other things, growth opportunities, product development, and sales and marketing. If available funds are insufficient to fund our future activities or execute on our strategy, we may raise additional capital through equity, equity-linked and debt financing, to the extent such funding sources are available. Alternatively, we may be required to reduce expenses to manage liquidity; however, any such reductions could adversely impact our business and competitive position. Our future capital requirements will depend on many factors, including our growth rate; the level of investments we make in product development, sales and marketing activities and other investments to support the growth of our business; the continuing market acceptance of our platform; and customer retention rates, and may increase materially from those currently planned. If we raise additional funds through the incurrence of indebtedness, such indebtedness likely would have rights that are senior to holders of our equity securities and could contain covenants that restrict operations in the same or similar manner as our credit facility. Any additional equity financing likely would be dilutive to existing stockholders. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all.
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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2022. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of January 31, 2022, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2021 and January 31, 2022. The credit facility is secured by substantially all of our assets.

Historical Cash Flow Trends

	Year Ended January 31,
	2020	2021	2022
		(in thousands)
Net cash (used in) provided by operating activities	$(80,219)	$(15,872)	$379
Net cash (used in) provided by investing activities	(23,815)	12,240	(6,517)
Net cash provided by (used in) financing activities	7,984	13,095	(561)
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
Net cash provided by operating activities during the year ended January 31, 2022 consisted of cash collected from customers of $284.7 million exceeding the $284.3 million of cash outflows. Significant components of cash outflows included $171.0 million for personnel costs and $55.0 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the year ended January 31, 2022 consisted primarily of $6.0 million of capitalized development costs related to internal-use software and $0.5 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds from our initial public offering, issuances of convertible preferred stock, proceeds from our credit facility and to a lesser extent, proceeds received from stock option exercises.
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
Net cash used in financing activities for the year ended January 31, 2022 consisted primarily of $10.3 million used to repurchase shares for tax withholdings on release of restricted stock, offset by $5.6 million of proceeds received from stock option exercises and $4.1 million of proceeds from our employee stock purchase plan.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Our primary commitment is related to obligations under our credit facility. For more information regarding our credit facility, see Note 11 "Credit Facility" to the consolidated financial statements in Item 8 of Part II. In addition, we have obligations under leases for office space. For more information regarding our lease obligations, see Note 8 "Leases" to the consolidated financial statements in Item 8 of Part II. We also have non-cancelable commitments related to our cloud infrastructure. As of January 31, 2022, we had contractual commitments of $34.7 million related to these services, $10.7 million of which is due in the next 12 months and the remaining balance due thereafter.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that are inherently uncertain and that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
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
Capitalized internal-use software is amortized mostly as subscription cost of revenue, with a smaller portion related to operations amortized as research and development within operating expenses. All capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Interest Rate Risk
As of January 31, 2022, we had $83.6 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2022. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. As of January 31, 2022, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2022, we had total debt outstanding with a carrying amount of $104.0 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after January 31, 2022 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2022 expressed an unqualified opinion thereon.
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
March 22, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Domo, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Domo, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Domo, Inc. as of January 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 22, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Salt Lake City, Utah
March 22, 2022

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$90,794	$83,561
Accounts receivable, net of allowances of $3,780 and $3,793 as of January 31, 2021 and January 31, 2022, respectively	48,272	64,149
Contract acquisition costs, net	13,894	15,417
Prepaid expenses and other current assets	12,216	9,975
Total current assets	165,176	173,102
Property and equipment, net	14,745	17,584
Right-of-use assets	3,663	16,392
Contract acquisition costs, noncurrent, net	18,605	23,177
Intangible assets, net	3,356	2,875
Goodwill	9,478	9,478
Other assets	1,415	1,981
Total assets	$216,438	$244,589
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,085	$4,770
Accrued expenses and other current liabilities	51,950	59,976
Lease liabilities	3,808	3,439
Deferred revenue	129,079	168,335
Total current liabilities	185,922	236,520
Lease liabilities, noncurrent	1,556	16,757
Deferred revenue, noncurrent	3,173	2,420
Other liabilities, noncurrent	9,637	10,882
Long-term debt	99,609	103,988
Total liabilities	299,897	370,567
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2021 and January 31, 2022; no shares issued and outstanding as of January 31, 2021 and January 31, 2022	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2021 and January 31, 2022; 3,264 shares issued and outstanding as of January 31, 2021 and January 31, 2022	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2021 and January 31, 2022; 27,271 and 29,730 shares issued and outstanding as of January 31, 2021 and January 31, 2022, respectively	27	30
Additional paid-in capital	1,038,006	1,098,084
Accumulated other comprehensive income	877	388
Accumulated deficit	(1,122,372)	(1,224,483)
Total stockholders' deficit	(83,459)	(125,978)
Total liabilities and stockholders' deficit	$216,438	$244,589
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2020	2021	2022
Revenue:
Subscription	$146,837	$183,645	$223,010
Professional services and other	26,558	26,535	34,951
Total revenue	173,395	210,180	257,961
Cost of revenue:
Subscription	35,366	36,656	40,907
Professional services and other	20,564	20,092	26,239
Total cost of revenue	55,930	56,748	67,146
Gross profit	117,465	153,432	190,815
Operating expenses:
Sales and marketing	127,567	117,335	143,722
Research and development	69,224	66,474	81,027
General and administrative	35,941	42,708	54,536
Total operating expenses	232,732	226,517	279,285
Loss from operations	(115,267)	(73,085)	(88,470)
Other expense, net	(9,635)	(11,140)	(14,102)
Loss before income taxes	(124,902)	(84,225)	(102,572)
Provision for (benefit from) income taxes	754	409	(461)
Net loss	$(125,656)	$(84,634)	$(102,111)
Net loss per share, basic and diluted	$(4.57)	$(2.89)	$(3.19)
Weighted-average number of shares used in computing net loss per share, basic and diluted	27,520	29,308	32,021
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2020	2021	2022
Net loss	$(125,656)	$(84,634)	$(102,111)
Foreign currency translation adjustments	(51)	490	(489)
Unrealized losses on securities available for sale	2	(2)	—
Comprehensive loss	$(125,705)	$(84,146)	$(102,600)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

			Stockholders' Equity (Deficit)
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	3,263,659	$3	23,434,542	$23	$956,145	$438	$(912,082)	$44,527
Vesting of restricted stock units	—	—	982,591	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(35,446)	—	(1,428)	—	—	(1,428)
Issuance of common stock under employee stock purchase plan	—	—	506,278	2	7,810	—	—	7,812
Exercise of stock options	—	—	94,603	—	1,600	—	—	1,600
Stock-based compensation expense	—	—	—	—	24,014	—	—	24,014
Exercise of common stock warrants	—	—	3,130	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	(125,656)	(125,656)
Balance as of January 31, 2020	3,263,659	3	24,985,698	25	988,141	389	(1,037,738)	(49,180)
Vesting of restricted stock units	—	—	1,032,063	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(49,183)	—	(1,745)	—	—	(1,745)
Issuance of common stock under employee stock purchase plan	—	—	860,300	2	6,746	—	—	6,748
Exercise of stock options	—	—	374,049	—	8,092	—	—	8,092
Stock-based compensation expense	—	—	—	—	33,674	—	—	33,674
Exercise of common stock warrants	—	—	68,508	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	3,098	—	—	3,098
Other comprehensive loss	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	(84,634)	(84,634)
Balance as of January 31, 2021	3,263,659	3	27,271,435	27	1,038,006	877	(1,122,372)	(83,459)
Vesting of restricted stock units	—	—	1,678,215	3	—	—	—	3
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(156,985)	—	(10,315)	—	—	(10,315)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	332,137	—	5,621	—	—	5,621
Stock-based compensation expense	—	—	—	—	60,639	—	—	60,639
Exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(489)	—	(489)
Net loss	—	—	—	—	—	—	(102,111)	(102,111)
Balance as of January 31, 2022	3,263,659	$3	29,729,822	$30	$1,098,084	$388	$(1,224,483)	$(125,978)

See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2020	2021	2022
Cash flows from operating activities
Net loss	$(125,656)	$(84,634)	$(102,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,917	4,765	5,363
Non-cash lease expense	—	3,969	4,839
Amortization of contract acquisition costs	11,777	14,376	15,835
Stock-based compensation expense	23,847	33,749	60,526
Other, net	1,959	4,340	3,618
Change in operating assets and liabilities:
Accounts receivable, net	454	(305)	(15,877)
Contract acquisition costs	(13,178)	(16,775)	(22,258)
Prepaid expenses and other	(1,739)	566	1,545
Accounts payable	(292)	(1,341)	3,755
Operating lease liabilities	—	(3,685)	(3,065)
Accrued expenses and other liabilities	(150)	6,595	9,706
Deferred revenue	15,842	22,508	38,503
Net cash (used in) provided by operating activities	(80,219)	(15,872)	379
Cash flows from investing activities
Purchases of property and equipment	(6,466)	(5,706)	(6,517)
Purchases of securities available for sale	(102,084)	(11,149)	—
Proceeds from maturities of securities available for sale	84,800	29,200	—
Purchases of intangible assets	(65)	(105)	—
Net cash (used in) provided by investing activities	(23,815)	12,240	(6,517)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	7,812	6,748	4,133
Shares repurchased for tax withholdings on vesting of restricted stock	(1,428)	(1,745)	(10,315)
Proceeds from exercise of stock options	1,600	8,092	5,621
Net cash provided by (used in) financing activities	7,984	13,095	(561)
Effect of exchange rate changes on cash and cash equivalents	(80)	488	(534)
Net (decrease) increase in cash and cash equivalents	(96,130)	9,951	(7,233)
Cash and cash equivalents at beginning of period	176,973	80,843	90,794
Cash and cash equivalents at end of period	$80,843	$90,794	$83,561
Supplemental disclosures of cash flow information
Cash paid for income taxes	$365	$836	$625
Cash paid for interest	$9,083	$7,586	$7,142
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$—	$—	$17,588
Property and equipment acquired through tenant improvement allowance	$—	$—	$387
Stock-based compensation capitalized as internal-use software	$480	$583	$1,226
Debt issuance costs in other liabilities, noncurrent	$—	$3,395	$—
Issuance of warrants in connection with credit facility	$—	$3,098	$—
See accompanying notes to consolidated financial statements.

Domo, Inc.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the data, systems and people in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones. The Company is incorporated in Delaware. The Company's headquarters is located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, Canada, and India.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2021 and January 31, 2022.
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
Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2020, 2021 and 2022 were as follows (in thousands):

Balance as of January 31, 2019	$3,387
Additions	5,508
Write-offs	(6,731)
Balance as of January 31, 2020	2,164
Additions	7,362
Write-offs	(5,746)
Balance as of January 31, 2021	3,780
Additions	5,673
Write-offs	(5,660)
Balance as of January 31, 2022	$3,793
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
Amortization expense related to contract acquisition costs was $11.8 million, $14.4 million and $15.8 million for the years ended January 31, 2020, 2021 and 2022, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Capitalized internal-use software is amortized generally as subscription cost of revenue, with a smaller portion related to operations amortized as research and development within operating expenses. All capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $8.3 million, $12.0 million and $10.8 million for the years ended January 31, 2020, 2021 and 2022, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 14% and 20% of total cash and cash equivalents as of January 31, 2021 and January 31, 2022, respectively.

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
No single customer accounted for more than 10% of revenue for the years ended January 31, 2020, 2021 and 2022 or more than 10% of accounts receivable as of January 31, 2021 and January 31, 2022.
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
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2021 and January 31, 2022 were as follows (in thousands):

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$24,928	$—	$—	$24,928
Cash equivalents:
Money market funds	50,725	—	—	50,725
Certificates of deposit	15,141	—	—	15,141
Total cash and cash equivalents	$90,794	$—	$—	$90,794

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$42,500	$—	$—	$42,500
Cash equivalents:
Money market funds	25,878	—	—	25,878
Certificates of deposit	15,183	—	—	15,183
Total cash and cash equivalents	$83,561	$—	$—	$83,561

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2021 and January 31, 2022 by level within the fair value hierarchy (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,725	$—	$—	$50,725
Certificates of deposit	—	15,141	—	15,141
Total cash equivalents	$50,725	$15,141	$—	$65,866

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,878	$—	$—	$25,878
Certificates of deposit	—	15,183	—	15,183
Total cash equivalents	$25,878	$15,183	$—	$41,061
During the years ended January 31, 2021 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2021	2022
Capitalized internal-use software development costs	$29,816	$37,088
Computer equipment and software	5,097	4,426
Leasehold improvements	1,373	2,129
Furniture, vehicles and office equipment	842	764
	37,128	44,407
Less accumulated depreciation and amortization	(22,383)	(26,823)
	$14,745	$17,584
Depreciation and amortization expense related to property and equipment was $6.3 million, $4.0 million and $4.9 million for the years ended January 31, 2020, 2021 and 2022, respectively.
The Company capitalized $6.5 million, $5.5 million and $7.3 million in software development costs during the years ended January 31, 2020, 2021 and 2022, respectively. Amortization of capitalized software development costs was $3.7 million, $3.0 million and $4.3 million for the years ended January 31, 2020, 2021 and 2022, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2021	2022
Intellectual property excluding patents	$2,458	$2,458
Software licenses	1,603	—
Patents	950	950
	5,011	3,408
Less accumulated amortization	(1,655)	(533)
	$3,356	$2,875
Amortization expense related to intangible assets was $0.6 million, $0.6 million and $0.5 million for the years ended January 31, 2020, 2021 and 2022, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. Software licenses are amortized over an estimated useful life of three years. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 5.2 years.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets (Continued)
As of January 31, 2022, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2023	$80
2024	80
2025	80
2026	80
2027	75
Thereafter	22
$417

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2021	2022
Accrued expenses	$8,807	$13,436
Accrued bonus	9,073	13,064
Accrued payroll and benefits	8,513	11,494
Accrued commissions	7,488	8,119
Accrued payroll taxes	12,213	7,798
Employee stock purchase plan	3,384	3,840
Sales and other taxes payable	840	518
Other accrued liabilities	1,632	1,707
	$51,950	$59,976

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Year Ended January 31,
	2020	2021	2022
Operating lease expense	$7,277	$5,748	$6,451
Short-term lease expense	—	2,266	1,263
Total lease expense	$7,277	$8,014	$7,714

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Leases (Continued)

Lease term and discount rate information are summarized as follows:

As of January 31, 2022
Weighted average remaining lease term (years)	4.7
Weighted average discount rate	10.0%
As of January 31, 2022, the maturities of lease liabilities, net of lease incentives, were as follows (in thousands):

Year Ending January 31:
2023(1)	$3,274
2024	5,470
2025	5,039
2026	5,207
2027	5,348
Thereafter	1,797
Total lease payments	26,135
Less imputed interest	(5,939)
Present value of lease liabilities	$20,196

(1)Net of $2.8 million of tenant improvements which are expected to be utilized in fiscal 2023
Cash paid for operating leases was $4.8 million and $5.2 million during the years ended January 31, 2021 and 2022, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2020, 2021 and 2022 were as follows (in thousands):

Balance as of January 31, 2019	$93,902
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(88,693)
Increase due to billings excluding amounts recognized as revenue during the period	104,535
Balance as of January 31, 2020	109,744
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(106,070)
Increase due to billings excluding amounts recognized as revenue during the period	128,578
Balance as of January 31, 2021	132,252
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(129,207)
Increase due to billings excluding amounts recognized as revenue during the period	167,710
Balance as of January 31, 2022	$170,755
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2022, approximately $314.4 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $201.0 million of this amount during the twelve months following January 31, 2022, with the balance recognized thereafter. As of January 31, 2022, approximately $24.6 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $20.7 million of which is expected to be recognized during the twelve months following January 31, 2022, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2020	2021	2022
United States	$130,044	$159,462	$198,040
Japan	17,334	22,157	25,046
Other	26,017	28,561	34,875
Total	$173,395	$210,180	$257,961
Percentage of revenue by geographic area:
United States	75%	76%	77%
Japan	10%	11%	10%
Other	15%	13%	13%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the years ended January 31, 2020, 2021 and 2022. As of January 31, 2022, substantially all of the Company’s property and equipment was located in the United States.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of January 31, 2022. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7% as of January 31, 2022. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the years ended January 31, 2020, 2021 and 2022, $2.6 million, $2.7 million and $2.8 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,
	2021	2022
Principal	$107,826	$110,599
Less: unamortized debt issuance costs	(8,217)	(6,611)
Net carrying amount	$99,609	$103,988

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2021 and January 31, 2022.
The Company incurred interest expense of $12.6 million, $12.6 million and $13.4 million for the years ended January 31, 2020, 2021 and 2022, respectively.
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
In November 2019, a securities class action complaint was filed by a purported stockholder of the Company against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company believes a loss related to this matter is reasonably possible, but is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. As of the date of this report, the Company does not believe it is probable that this case will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
The Company is involved in other legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)
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
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2022, the Company had non-cancelable commitments related to these services of $34.7 million.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2021 and January 31, 2022, no shares of preferred stock were issued and outstanding.
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
At January 31, 2021 and January 31, 2022, there were 3,263,659 shares of Class A common stock authorized. At January 31, 2021 and January 31, 2022, there were 3,263,659 shares of Class A common stock issued and outstanding.
At January 31, 2021 and January 31, 2022, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2021 and January 31, 2022, there were 27,271,435 and 29,729,822 shares of Class B common stock issued and outstanding, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Deficit (Continued)
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2022, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2022, the number of shares available for grant under the 2018 Plan was increased by 1,526,754 shares. As of January 31, 2022, there were 3,370,915 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2020	2021	2022
Cost of revenue:
Subscription	$507	$1,213	$2,819
Professional services and other	404	843	1,753
Sales and marketing	10,770	10,936	21,241
Research and development	6,339	9,095	15,853
General and administrative	5,637	11,218	18,155
Interest expense	190	444	705
Total	$23,847	$33,749	$60,526
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were 25,000 stock options granted during the year ended January 31, 2020 and no stock options granted during the years ended January 31, 2021 and 2022. The weighted-average grant-date fair value of stock options granted was $14.95 per share for the year ended January 31, 2020. The grant-date fair value of stock options was estimated using the Black-Scholes option

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2020	2021	2022
Expected stock price volatility	47%	—	—
Expected life of options	6 years	—	—
Risk-free interest rate	2.47%	—	—
Expected dividend yield	—	—	—
Fair value of common stock	$31.20	—	—
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2020, 2021 and 2022:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	1,856,339	$23.64	5.6	$8,443
Granted	25,000	31.20
Exercised	(94,603)	16.99
Forfeited	(11,010)	28.24
Expired	(30,311)	33.64
Outstanding as of January 31, 2020	1,745,415	23.91	4.6	5,152
Exercised	(374,049)	21.64
Forfeited	(2,112)	27.96
Expired	(72,751)	37.53
Outstanding as of January 31, 2021	1,296,503	23.79	3.7	51,339
Exercised	(332,137)	16.92
Forfeited	(1,009)	28.20
Expired	(69)	40.02
Outstanding as of January 31, 2022	963,288	$26.16	2.9	$20,166
Vested and exercisable at January 31, 2022	955,996	$26.12	2.8	$20,051
The aggregate intrinsic value of options exercised was $1.6 million, $10.8 million and $17.3 million for the years ended January 31, 2020, 2021 and 2022, respectively. The intrinsic value represents the excess of the estimated market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of January 31, 2022 is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2020, 2021 and 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2019	2,328,122	$19.77
Granted	1,113,913	28.82
Vested	(982,591)	21.76
Canceled	(282,639)	20.52
Outstanding as of January 31, 2020	2,176,805	23.40
Granted	3,209,165	25.94
Vested	(1,028,734)	21.71
Canceled	(499,075)	23.22
Outstanding as of January 31, 2021	3,858,161	25.97
Granted	2,540,946	77.98
Vested	(1,681,544)	25.37
Canceled	(378,944)	40.42
Outstanding as of January 31, 2022	4,338,619	$55.40
As of January 31, 2022, there was $208.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. The administrator elected to forgo an increase in the number of shares available under the ESPP and no shares were added during the year ended January 31, 2022. As of January 31, 2022, there were 299 shares available under the ESPP.
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
As of January 31, 2022, a total of approximately 165,266 shares were issuable to employees based on anticipated shares available and contribution elections made under the ESPP. As of January 31, 2022, total unrecognized stock-based compensation related to the ESPP was $1.6 million, which is expected to be recognized over a weighted-average period of 0.2 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2020	2021	2022
Expected stock price volatility	43% - 52%	49% - 83%	41% - 82%
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 1.0 year
Risk-free interest rate	1.56% - 2.46%	0.11% - 0.23%	.04% - .09%
Expected dividend yield	–	–	–

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2020	2021	2022
Current income provision:
State	27	32	5
Foreign	739	361	80
	766	393	85
Deferred income tax provision:
Foreign	(12)	16	(546)
Provision for (benefit from) income taxes	$754	$409	$(461)
Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2020	2021	2022
Tax benefit at U.S. federal statutory rate (1)	$(26,229)	$(17,687)	$(21,540)
State income taxes, net of federal tax benefit	(5,377)	(4,689)	(4,896)
Non-deductible expenses	1,101	85	157
Foreign taxes	113	351	(752)
Stock-based compensation	895	(4,263)	(15,045)
Research and development credits	(2,529)	(2,561)	(2,579)
Change in valuation allowance	32,708	29,160	44,287
Other	72	13	(93)
Provision for (benefit from) income taxes	$754	$409	$(461)

(1) The statutory tax rate used in this analysis was 21% for the years ended January 31, 2020, 2021 and 2022.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2021	2022
Deferred tax assets:
Net operating loss carryforwards	$278,118	$316,381
Stock based compensation	9,557	11,641
Accruals and other reserves	3,408	3,880
Research and development credit carryforwards	17,818	20,397
163(j) interest limitation	7,533	10,578
Foreign acquisition costs	—	35
Lease liability	1,478	4,964
Other	1,983	1,624
Gross deferred tax assets	319,895	369,500
Valuation allowance	(308,547)	(352,834)
Total deferred tax assets, net of valuation allowance	11,348	16,666

Deferred tax liabilities:
Contract acquisition costs	(7,653)	(8,924)
Capitalized software	(3,268)	(3,645)
Right-of-use assets	(1,044)	(4,010)
Basis difference in intangible assets	(234)	(313)
Total deferred tax liabilities	(12,199)	(16,892)
Net deferred tax liabilities	$(851)	$(226)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company determined it was more-likely-than-not that its domestic deferred tax assets would not be realized as of January 31, 2021 and 2022 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
As of January 31, 2022, the Company had federal and state NOLs available to offset future taxable income, if any, of $1,181.4 million and $1,334.9 million, respectively. The federal NOLs will begin to expire in 2028. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2022, the Company also had unused federal and state research and development tax credits of $20.6 million and $8.3 million, respectively. A small portion of the federal and state credits will expire depending upon the various rules in the states in which the Company operates. As of January 31, 2022, the Company also had foreign tax credits of $0.4 million which begin to expire in 2024.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
During the fiscal years ended years ended January 31, 2020, 2021 and 2022, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2020	2021	2022
Beginning balance	$4,558	$5,430	$6,333
Increase in unrecognized tax benefits taken in prior years	906	939	914
Decrease in unrecognized tax benefits related to current year	(34)	(36)	(11)
	$5,430	$6,333	$7,236
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
The Company paid income taxes of $0.4 million, $0.8 million and $0.6 million during the years ended January 31, 2020, 2021 and 2022, respectively.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Year Ended January 31,
	2020		2021		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(14,903)	$(110,753)	$(9,426)	$(75,208)	$(10,408)	$(91,703)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	24,256	3,264	26,044	3,264	28,757
Net loss per share, basic and diluted	$(4.57)	$(4.57)	$(2.89)	$(2.89)	$(3.19)	$(3.19)
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

	Year Ended January 31,
	2020	2021	2022
Options to purchase common stock	297	498	751
Restricted stock units	1,096	1,830	2,193
Employee stock purchase program	192	1,037	353
Common stock warrants	42	85	45
	1,627	3,450	3,342
17. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Under the plan, employees may contribute up to 50% of their pretax salary, subject to certain IRC limitations. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. The Company recorded expenses for contributions to its retirement savings plan of $3.2 million, $1.6 million and $3.9 million during the years ended January 31, 2020, 2021 and 2022, respectively.
18. Subsequent Events
On March 1, 2022, Joshua G. James stepped down as the Company’s chairman and chief executive officer. Mr. James provided advisory transition services to the Company from the date of his resignation until March 21, 2022. In connection with Mr. James’ resignation, the Company and Mr. James entered into a cooperation agreement, a separation and transition agreement and a registration rights agreement. As part of the cooperation agreement, Mr. James agreed to not replace or remove directors or to add directors to the Company's board of directors for a period of approximately twelve months.
On March 15, 2022, the Company's board of directors approved paying out certain executive bonuses in the form of restricted stock units (RSUs) instead of cash. These RSUs vested on March 21, 2022, resulting in the issuance of approximately 90,000 shares of the Company's Class B common stock.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2022.
The effectiveness of our internal controls over financial reporting as of January 31, 2022 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.

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

DOMO, INC.

Date: March 22, 2022	By:	/s/ John Mellor
John Mellor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 22, 2022	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Mellor and Bruce Felt, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Mellor	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2022
John Mellor

/s/ Bruce Felt	Chief Financial Officer (Principal Accounting and Financial Officer)	March 22, 2022
Bruce Felt

/s/ Joy Driscoll Durling	Director	March 22, 2022
Joy Driscoll Durling

/s/ Carine S. Clark	Director	March 22, 2022
Carine S. Clark

/s/ Dana Evan	Director	March 22, 2022
Dana Evan

/s/ Laurence Brown	Director	March 22, 2022
Laurence Brown

/s/ Mark Gorenberg	Director	March 22, 2022
Mark Gorenberg

/s/ Daniel Daniel	Director	March 22, 2022
Daniel Daniel

/s/ Jeff Kearl	Director	March 22, 2022
Jeff Kearl

/s/ John Pestana	Director	March 22, 2022
John Pestana

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	001-38553	3.1	April 15, 2019
3.2	Amended and Restated Bylaws	10-K	001-38553	3.2	April 15, 2019
4.1	Specimen Common Stock Certificate of the registrant	S-1	333-225348	4.1	June 18, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated April 13, 2017, by and among the registrant and the investors and founders named therein	S-1	333-225348	4.2	June 1, 2018
4.3	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.4	Form of Amended and Restated Warrant to Purchase Stock, dated as of January 4, 2019	8-K	001-38553	4.1	January 7, 2019
4.5	Form of Warrant to Purchase Stock, dated as of August 7, 2020	8-K	001-38553	4.1	August 7, 2020
4.6	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan	S-1	333-225348	10.5	June 18, 2018
10.6+	Executive Incentive Compensation Plan	S-1	333-225348	10.6	June 18, 2018
10.7	Loan and Security Agreement, dated as of December 5, 2017, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.7	June 1, 2018
10.8	First Amendment to Loan and Security Agreement and Pledge Agreement dated as of April 17, 2018, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.8	June 1, 2018
10.9	Third Amendment to Loan and Security Agreement, dated as of January 4, 2019, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, and Obsidian Agency Services Inc.	8-K	001-38553	10.1	January 7, 2019
10.10	Fourth Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders that are party thereto from time to time (collectively, the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders and Wilmington Trust, National Association, as administrative agent for the Lenders	8-K	001-38553	10.1	August 7, 2020
10.11+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.12	Outside Director Compensation Policy	S-1	333-225348	10.10	June 18, 2018
10.13+	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.14+	Corrected Confirmatory Employment Letter, dated June 17, 2018, between the registrant and Joshua James	8-K	001-38553	10.1	May 8, 2019
10.15+	Corrected Confirmatory Employment Letter, dated June 15, 2018, between the registrant and Bruce Felt	8-K	001-38553	10.2	May 8, 2019

10.16+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1	333-225348	10.14	June 18, 2018
10.17+	Letter Agreement, dated as of March 1, 2022, by and among the Company, Joshua James, Cocolalla, LLC and Cinnamon Birch, LLC	8-K	001-38553	10.1	March 1, 2022
10.18+	Separation and Transition Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.2	March 1, 2022
10.19+	Registration Rights Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.3	March 1, 2022
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Powers of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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