Form 10-Q
period 2022-04-30
DOMO, INC.
filed 2022-06-08
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 1, 2022, there were approximately 3,263,659 shares of the registrant's Class A common stock and 30,464,587 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$83,561	$83,995
Accounts receivable, net of allowances of $3,793 and $2,054 as of January 31, 2022 and April 30, 2022, respectively	64,149	46,634
Contract acquisition costs, net	15,417	15,065
Prepaid expenses and other current assets	9,975	15,487
Total current assets	173,102	161,181
Property and equipment, net	17,584	18,241
Right-of-use assets	16,392	16,006
Contract acquisition costs, noncurrent, net	23,177	22,047
Intangible assets, net	2,875	2,855
Goodwill	9,478	9,478
Other assets	1,981	2,064
Total assets	$244,589	$231,872
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,770	$12,764
Accrued expenses and other current liabilities	59,976	45,033
Lease liabilities	3,439	4,102
Deferred revenue	168,335	167,091
Total current liabilities	236,520	228,990
Lease liabilities, noncurrent	16,757	16,464
Deferred revenue, noncurrent	2,420	2,126
Other liabilities, noncurrent	10,882	11,157
Long-term debt	103,988	105,089
Total liabilities	370,567	363,826
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2022 and April 30, 2022; no shares issued and outstanding as of January 31, 2022 and April 30, 2022	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2022 and April 30, 2022; 3,264 shares issued and outstanding as of January 31, 2022 and April 30, 2022	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2022 and April 30, 2022; 29,730 and 30,460 shares issued and outstanding as of January 31, 2022 and April 30, 2022, respectively	30	30
Additional paid-in capital	1,098,084	1,125,699
Accumulated other comprehensive income (loss)	388	(315)
Accumulated deficit	(1,224,483)	(1,257,371)
Total stockholders' deficit	(125,978)	(131,954)
Total liabilities and stockholders' deficit	$244,589	$231,872
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2021	2022
Revenue:
Subscription	$52,112	$64,575
Professional services and other	7,950	9,889
Total revenue	60,062	74,464
Cost of revenue:
Subscription	9,057	10,667
Professional services and other	6,101	6,994
Total cost of revenue	15,158	17,661
Gross profit	44,904	56,803
Operating expenses:
Sales and marketing	33,454	45,587
Research and development	16,186	23,191
General and administrative	10,218	16,660
Total operating expenses	59,858	85,438
Loss from operations	(14,954)	(28,635)
Other expense, net	(3,262)	(4,065)
Loss before income taxes	(18,216)	(32,700)
(Benefit from) provision for income taxes	(112)	188
Net loss	$(18,104)	$(32,888)
Net loss per share, basic and diluted	$(0.58)	$(0.99)
Weighted-average number of shares used in computing net loss per share, basic and diluted	31,004	33,295
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2022
Net loss	$(18,104)	$(32,888)
Foreign currency translation adjustments	(4)	(703)
Comprehensive loss	$(18,108)	$(33,591)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
Vesting of restricted stock units	—	—	703,571	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(94,435)	—	(6,244)	—	—	(6,244)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	31,188	—	654	—	—	654
Stock-based compensation expense	—	—	—	—	10,074	—	—	10,074
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,104)	(18,104)
Balance as of April 30, 2021	3,263,659	$3	28,416,779	$28	$1,046,623	$873	$(1,140,476)	$(92,949)

	Three Months Ended April 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	3,263,659	$3	29,729,822	$30	$1,098,084	$388	$(1,224,483)	$(125,978)
Vesting of restricted stock units	—	—	527,423	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	37,727	—	724	—	—	724
Stock-based compensation expense	—	—	—	—	25,328	—	—	25,328
Other comprehensive loss	—	—	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	—	—	(32,888)	(32,888)
Balance as of April 30, 2022	3,263,659	$3	30,459,931	$30	$1,125,699	$(315)	$(1,257,371)	$(131,954)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2022
Cash flows from operating activities
Net loss	$(18,104)	$(32,888)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,028	1,607
Non-cash lease expense	943	1,198
Amortization of contract acquisition costs	3,903	4,312
Stock-based compensation expense	10,062	25,264
Other, net	865	920
Change in operating assets and liabilities:
Accounts receivable, net	15,271	17,515
Contract acquisition costs	(3,612)	(3,203)
Prepaid expenses and other	2,511	(5,803)
Accounts payable	3,383	8,085
Operating lease liabilities	(1,080)	(502)
Accrued expenses and other liabilities	(16,079)	(14,186)
Deferred revenue	(1,819)	(1,538)
Net cash (used in) provided by operating activities	(2,728)	781
Cash flows from investing activities
Purchases of property and equipment	(1,778)	(1,937)
Net cash used in investing activities	(1,778)	(1,937)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	4,133	1,563
Shares repurchased for tax withholdings on vesting of restricted stock	(6,244)	—
Proceeds from exercise of stock options	654	724
Net cash (used in) provided by financing activities	(1,457)	2,287
Effect of exchange rate changes on cash and cash equivalents	(5)	(697)
Net (decrease) increase in cash and cash equivalents	(5,968)	434
Cash and cash equivalents at beginning of period	90,794	83,561
Cash and cash equivalents at end of period	$84,826	$83,995
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$251	$(44)
Cash paid for interest	$1,933	$1,872
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$—	$903
Property and equipment acquired through tenant improvement allowance	$—	$64
Stock-based compensation capitalized as internal-use software	$251	$381
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2022, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the three months ended April 30, 2021 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2022 and its results of operations and cash flows for the three months ended April 30, 2021 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2022, included in the Company's Annual Report on Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation and related service period; useful lives of fixed assets; capitalization and estimated useful life of internal-use software; the incremental borrowing rate used to calculate the present value of capitalized leases; valuation estimates used when evaluating impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the condensed consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the condensed consolidated statements of stockholders’ equity (deficit) and the condensed consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the condensed

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)
consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2022 and April 30, 2022.
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
Amortization expense related to contract acquisition costs was $3.9 million and $4.3 million for the three months ended April 30, 2021 and 2022, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.8 million and $3.9 million for the three months ended April 30, 2021 and 2022, respectively.
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
For restricted stock units that contain market conditions, the Company recognizes stock-based compensation based on the estimated grant date fair value of market condition awards using a Monte Carlo simulation, and the awards are expensed over the service period using an accelerated attribution method.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash denominated in currencies other than the United States dollar represented 20% and 19% of total cash and cash equivalents as of January 31, 2022 and April 30, 2022, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2021 and 2022 or more than 10% of accounts receivable as of January 31, 2022 and April 30, 2022.
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
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2022 and April 30, 2022 were as follows (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$42,500	$—	$—	$42,500
Cash equivalents:
Money market funds	25,878	—	—	25,878
Certificates of deposit	15,183	—	—	15,183
Total cash and cash equivalents	$83,561	$—	$—	$83,561

	April 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$42,923	$—	$—	$42,923
Cash equivalents:
Money market funds	25,880	—	—	25,880
Certificates of deposit	15,192	—	—	15,192
Total cash and cash equivalents	$83,995	$—	$—	$83,995
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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2022 and April 30, 2022 by level within the fair value hierarchy (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,878	$—	$—	$25,878
Certificates of deposit	—	15,183	—	15,183
Total cash equivalents	$25,878	$15,183	$—	$41,061

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,880	$—	$—	$25,880
Certificates of deposit	—	15,192	—	15,192
Total cash equivalents	$25,880	$15,192	$—	$41,072
During the three months ended April 30, 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2022	2022
Capitalized internal-use software development costs	$37,088	$39,007
Computer equipment and software	4,426	4,784
Leasehold improvements	2,129	1,675
Furniture, vehicles and office equipment	764	772
	44,407	46,238
Less accumulated depreciation and amortization	(26,823)	(27,997)
	$17,584	$18,241
Depreciation and amortization expense related to property and equipment was $0.9 million and $1.6 million for the three months ended April 30, 2021 and 2022, respectively.
The Company capitalized $1.7 million and $1.9 million in software development costs during the three months ended April 30, 2021 and 2022, respectively. Amortization of capitalized software development costs was $0.7 million and $1.4 million for the three months ended April 30, 2021 and 2022, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2022	2022
Intellectual property excluding patents	$2,458	$2,458
Patents	950	950
	3,408	3,408
Less accumulated amortization	(533)	(553)
	$2,875	$2,855
Amortization expense related to intangible assets was $154,000 and $20,000 for the three months ended April 30, 2021 and 2022, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 5.0 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2022	2022
Accrued expenses	$13,436	$13,478
Accrued payroll and benefits	11,494	11,472
Accrued tenant improvements	—	6,859
Accrued payroll taxes	7,798	4,609
Accrued commissions	8,119	3,827
Accrued bonus	13,064	3,326
Sales and other taxes payable	518	508
Employee stock purchase plan liability	3,840	—
Other accrued liabilities	1,707	954
	$59,976	$45,033
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2021	2022
Operating lease expense	$1,003	$1,711
Short-term lease expense	357	382
Total lease expense	$1,360	$2,093
Lease term and discount rate information are summarized as follows:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)

As of April 30, 2022
Weighted average remaining lease term (years)	4.5
Weighted average discount rate	10.0%
Maturities of lease liabilities as of April 30, 2022 are as follows (in thousands):

Year Ending January 31:
2023(1)	$2,622
2024	5,909
2025	5,111
2026	5,207
2027	5,348
Thereafter	1,797
Total lease payments	25,994
Less imputed interest	(5,428)
Present value of lease liabilities	$20,566
(1)Net of $2.7 million of tenant improvements which are expected to be utilized in fiscal 2023
Cash paid for operating leases was $1.2 million and $0.8 million for the three months ended April 30, 2021 and 2022, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
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
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2022 were as follows (in thousands):

Balance as of January 31, 2022	$170,755
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(66,874)
Increase due to billings excluding amounts recognized as revenue during the period	65,336
Balance as of April 30, 2022	$169,217
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2022, approximately $328.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $205.7 million of this amount during the twelve months following April 30, 2022, with the balance recognized thereafter. As of April 30, 2022, approximately $23.0 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $19.3 million of which is expected to be recognized during the twelve months following April 30, 2022, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2021	2022
United States	$45,971	$58,568
Japan	6,257	6,434
Other	7,834	9,462
Total	$60,062	$74,464
Percentage of revenue by geographic area:
United States	77%	79%
Japan	10%	9%
Other	13%	12%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2021 and 2022. As of April 30, 2022, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of April 30, 2022. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7% as of April 30, 2022. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended April 30, 2021 and 2022, $0.7 million and $0.7 million of interest was capitalized, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Credit Facility (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2022	2022
Principal	$110,599	$111,276
Less: unamortized debt issuance costs	(6,611)	(6,187)
Net carrying amount	$103,988	$105,089
The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2022 and April 30, 2022.
The Company incurred interest expense of $3.2 million and $3.4 million for the three months ended April 30, 2021 and 2022, respectively.
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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2022 and April 30, 2022, no shares of preferred stock were issued and outstanding.
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
At January 31, 2022 and April 30, 2022, there were 3,263,659 shares of Class A common stock authorized. At January 31, 2022 and April 30, 2022, there were 3,263,659 shares of Class A common stock issued and outstanding.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit (Continued)
At January 31, 2022 and April 30, 2022, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2022 and April 30, 2022, there were 29,729,822 and 30,459,931 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2022, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2022, the number of shares available for grant under the 2018 Plan was increased by 1,649,674 shares. As of April 30, 2022, there were 3,769,522 shares available for grant under the 2018 Plan.
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

	Three Months Ended April 30,
	2021	2022
Cost of revenue:
Subscription	$419	$731
Professional services and other	334	468
Sales and marketing	3,727	8,075
Research and development	2,489	7,004
General and administrative	2,916	8,805
Interest expense	177	181
Total	$10,062	$25,264

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three months ended April 30, 2021 and April 30, 2022.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2022:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	963,288	$26.16	2.9	$20,166
Exercised	(37,727)	19.17
Expired	(476)	43.30
Outstanding as of April 30, 2022	925,085	$26.44	2.6	$14,178
Vested and exercisable at April 30, 2022	919,355	$26.41	2.6	$14,119
The aggregate intrinsic value of options exercised was $1.3 million and $1.4 million for the three months ended April 30, 2021 and 2022, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2022 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.5 years.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan primarily vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three or four years with a cliff vesting period of one or two years and quarterly vesting thereafter. RSUs include performance-based restricted stock units (PSUs), which are subject to a market condition and settle upon the satisfaction of a service-based condition. Disclosures related to RSU activity include the impact of PSUs.
During the three months ended April 30, 2022 the Company granted 71,667 PSUs with both a market and service-based condition. The PSUs are eligible to vest in three equal tranches on the one, two, and three year anniversaries of the grant date upon Company's Class B common stock achieving a 30-day volume-weighted average price for 30 consecutive trailing trading days of $60.00 per share, $70.00 per share, and $90.00 per share, respectively. The grant date fair values of the PSUs granted were $36.07 per share, $33.98 per share, and $30.26 per share, respectively, as determined by a Monte Carlo simulation model.
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2022	4,338,619	$55.40
Granted	1,827,535	43.26
Vested	(527,423)	42.40
Canceled	(575,992)	40.11
Outstanding as of April 30, 2022	5,062,739	$54.11
As of April 30, 2022, there was $240.4 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.2 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
In March 2022, the Company paid out certain fiscal 2022 bonuses in the form of vested RSUs instead of cash, resulting in the issuance of approximately 90,000 shares of the Company's Class B common stock. The Company recognized $3.6 million of stock-based compensation related to these bonuses during the three months ended April 30, 2022.
In April 2022, the Company modified and accelerated the vesting of awards for certain employees, resulting in the issuance of approximately 56,000 shares of the Company's Class B common stock. The Company recognized $2.6 million of stock-based compensation related to these modifications during the three months ended April 30, 2022.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2022, the number of shares available under the ESPP was increased by 164,967 shares. As of April 30, 2022, there were 307 shares available under the ESPP.
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
As of April 30, 2022, a total of approximately 123,256 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of April 30, 2022, total unrecognized stock-based compensation related to the ESPP was $2.4 million, which is expected to be recognized over a weighted-average period of 0.9 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company had a tax benefit of $0.1 million for the three months ended April 30, 2021. The Company's tax expense was $0.2 million for

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Income Taxes (Continued)
the three months ended April 30, 2022. The respective income benefit and tax for these periods were primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2021		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,906)	$(16,198)	$(3,224)	$(29,664)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	27,740	3,264	30,031
Net loss per share, basic and diluted	$(0.58)	$(0.58)	$(0.99)	$(0.99)
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

	Three Months Ended April 30,
	2021	2022
Options to purchase common stock	796	416
Restricted stock units	2,400	888
Employee stock purchase program	749	72
Common stock warrants	102	1
	4,047	1,377

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
A majority of our customers subscribe to our services through multi-year contracts. As of April 30, 2022, 64% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 62% of customers as of January 31, 2022. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2023.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2021 and 2022, total RPO was $284.3 million and $351.5 million, respectively, representing year-over-year growth of 24%. The amount of RPO expected to be recognized as revenue in the next twelve months was $180.8 million and $225.0 million as of April 30, 2021 and 2022, respectively, representing year-over-year growth of 24%.
We had total revenue of $60.1 million and $74.5 million for the three months ended April 30, 2021 and 2022, respectively, reflecting a year-over-year increase of 24%. For the three months ended April 30, 2021 and 2022, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 77% and 79% or our total revenue for the three months ended April 30, 2021 and 2022, respectively.
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
We have incurred significant net losses since our inception, including net losses of $18.1 million and $32.9 million for the three months ended April 30, 2021 and 2022, respectively, and had an accumulated deficit of $1,257.4 million at April 30, 2022. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of the date of this report, we do not yet know the full extent of the pandemic's impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic. In addition, certain customers have pursued concessions such as lengthened payment terms or reduced contract length, and these concessions may materially and negatively impact our operating results, financial condition and prospects.Additionally, if and to the extent work and travel restrictions related to COVID-19 are relaxed, we may begin shifting certain professional, sales and marketing activities from remote work to in-person or hybrid models, which could result in us incurring additional operating expenses associated with business travel, office space leases and other factors. See Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
As of April 30, 2022, we had over 2,400 customers. For the three months ended April 30, 2021 and 2022, our enterprise customers accounted for 55% and 49% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 89% and 93% for the 12 months ended April 30, 2021 and 2022, respectively.
As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, we expect that customer retention will increase over the long term. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. During fiscal 2023 we have hired, and plan to continue hiring more sales representatives, which may have an adverse impact on productivity in the near term.
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
Sales and marketing expense as a percentage of total revenue was 56% for the three months ended April 30, 2021 compared to 61% for the three months ended April 30, 2022.
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
Research and development expense as a percentage of total revenue was 27% for the three months ended April 30, 2021 compared to 31% for the three months ended April 30, 2022.
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

The following table sets forth our billings for the three months ended April 30, 2021 and 2022:

	Three Months Ended April 30,
	2021	2022
Billings (in thousands)	$58,243	$72,926
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
Subscription revenue is a function of the number of customers, platform tier, number of users, price per user, and transaction and data volumes. Subscription revenue is recognized ratably over the related contractual term beginning on the date the platform is made available to the customer. Our new business subscriptions typically have a term of one to three years, and we generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.
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
Other Expense, Net
Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses foreign currency gains and losses upon remeasurement of intercompany balances, and sublease income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2021	2022
Revenue:	(in thousands)
Subscription	$52,112	$64,575
Professional services and other	7,950	9,889
Total revenue	60,062	74,464
Cost of revenue:
Subscription(1)	9,057	10,667
Professional services and other(1)	6,101	6,994
Total cost of revenue	15,158	17,661
Gross profit	44,904	56,803
Operating expenses:
Sales and marketing(1)	33,454	45,587
Research and development(1)	16,186	23,191
General and administrative(1)(2)	10,218	16,660
Total operating expenses	59,858	85,438
Loss from operations	(14,954)	(28,635)
Other expense, net(1)	(3,262)	(4,065)
Loss before income taxes	(18,216)	(32,700)
(Benefit from) provision for income taxes	(112)	188
Net loss	$(18,104)	$(32,888)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2021	2022
Cost of revenue:	(in thousands)
Subscription	$419	$731
Professional services and other	334	468
Sales and marketing(a)	3,727	8,075
Research and development(a)	2,489	7,004
General and administrative(a)(b)	2,916	8,805
Other expense, net	177	181
Total	$10,062	$25,264
(a) Includes $3.6 million of stock-based compensation related to the settlement of certain fiscal 2022 bonuses during the three months ended April 30, 2022.
(b) Includes $2.6 million of stock-based compensation related to the modification of certain awards during the three months ended April 30, 2022.
(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended April 30, 2021 and 2022, respectively.

	Three Months Ended April 30,
	2021	2022
Revenue:
Subscription	87%	87%
Professional services and other	13	13
Total revenue	100	100
Cost of revenue:
Subscription	15	14
Professional services and other	10	10
Total cost of revenue	25	24
Gross margin	75	76
Operating expenses:
Sales and marketing	56	61
Research and development	27	31
General and administrative	17	22
Total operating expenses	100	114
Loss from operations	(25)	(38)
Other expense, net	(5)	(5)
Loss before income taxes	(30)	(43)
(Benefit from) provision for income taxes	—	—
Net loss	(30)%	(43)%
Discussion of the Three Months Ended April 30, 2021 and 2022
Revenue

	Three Months Ended April 30,
	2021	2022	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$52,112	$64,575	$12,463	24%
Professional services and other	7,950	9,889	1,939	24
Total revenue	$60,062	$74,464	$14,402	24
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%
The increase in subscription revenue was primarily due to a $7.7 million increase from new customers and a $4.8 million increase from existing customers. Our customer count increased 15% from April 30, 2021 to April 30, 2022. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was due to a higher volume of billable hours delivered and a higher average revenue rate per hour.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2021	2022	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$9,057	$10,667	$1,610	18%
Professional services and other	6,101	6,994	893	15
Total cost of revenue	$15,158	$17,661	$2,503	17
Gross profit	$44,904	$56,803	$11,899	26
Gross margin:
Subscription	83%	83%
Professional services and other	23	29
Total gross margin	75	76
Subscription cost of revenue increased primarily due to a $0.8 million increase in employee-related costs, attributable to higher headcount and stock-based compensation, of which $0.3 million was related to stock-based compensation. Other increases included a $0.5 million increase in third-party web hosting services and a $0.3 million increase in amortization of capitalized software development costs. The increase in professional services and other cost of revenue is primarily due to a $0.8 million increase in employee-related costs, attributable to higher headcount.
Subscription gross margin remained flat while services gross margin improved due to higher utilization of internal client services resources and a higher average revenue rate per hour. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended April 30,
	2021	2022	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$33,454	$45,587	$12,133	36%
Research and development	16,186	23,191	7,005	43
General and administrative	10,218	16,660	6,442	63
Total operating expenses	$59,858	$85,438	$25,580	43
Percentage of revenue:
Sales and marketing	56%	61%
Research and development	27	31
General and administrative	17	22
Sales and marketing expenses increased primarily due to a $7.3 million increase in employee-related costs, attributable to higher headcount and and stock-based compensation, of which $4.3 million related to stock-based compensation. Expense related to demand generation and marketing events increased by $1.8 million. Commissions expense increased by $1.4 million due to higher sales attainment. Other increases include $0.6 million in contract labor, $0.6 million in referral fees, and $0.5 million in travel expenses. We expect sales and marketing expense to increase in the near term as we continue to invest in the growth of our business. Over the long term, we expect sales and marketing expense to decrease as a percentage of revenue.
Research and development expenses increased primarily due to a $6.2 million increase in employee-related costs, attributable to higher headcount and stock-based compensation, of which $4.7 million related to stock-based compensation. The $4.7 million increase in stock-based compensation was partially offset by a $1.4 million decrease in bonus expense as a result of fiscal 2022 bonuses paid in the form of vested restricted stock units during the three months ended April 30, 2022. Other minor increases totaling $0.6 million included rent expense, contract labor, and software subscription. In the near term, we expect research and development expense to increase, but expect that it will decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses increased primarily due to a $4.8 million increase in employee-related costs, of which $5.9 million related to stock-based compensation. The $5.9 million increase in stock-based compensation was partially offset by a $1.9 million decrease in bonus expense as a result of fiscal 2022 bonuses paid in the form of vested restricted stock units during the three months ended April 30, 2022. Professional and legal fees increased by $1.2 million and recruiting fees increased by $0.3 million. In the near term, we expect general and administrative expense to fluctuate from period to period, but expect that it will decline as a percentage of total revenue in the long term as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Three Months Ended April 30,
	2021	2022	$ Change	% Change
		(in thousands)
Other expense, net	$(3,262)	$(4,065)	$(803)	25%
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
(Benefit from) Provision for Income Taxes

	Three Months Ended April 30,
	2021	2022	$ Change	% Change
		(in thousands)
(Benefit from) provision for income taxes	$(112)	$188	$300	(268)%
Income taxes increased primarily due to one-time return to provision adjustments during the three months ended April 30, 2021 which resulted in an overall benefit. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Liquidity and Capital Resources
As of April 30, 2022, we had $84.0 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of April 30, 2022.
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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2022. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of April 30, 2022, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. The maximum ratio is 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date.
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2022 and April 30, 2022. The credit facility is secured by substantially all of our assets.

Historical Cash Flow Trends

	Three Months Ended April 30,
	2021	2022

	(in thousands)
Net cash (used in) provided by operating activities	$(2,728)	$781
Net cash used in investing activities	(1,778)	(1,937)
Net cash (used in) provided by financing activities	(1,457)	2,287
Operating Activities
Net cash provided by operating activities consisted primarily of payments received from our customers, cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, and the costs to provide our cloud-based platform and related outsourced professional services to our customers.
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
Net cash provided by operating activities during the three months ended April 30, 2022 consisted of cash collected from customers of $90.4 million exceeding the cash outflows of $89.6 million. Significant components of cash outflows included $61.2 million for personnel costs and $11.6 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities consisted primarily of property and equipment purchases, which included capitalized development costs related to internal-use software.
Net cash used in investing activities during the three months ended April 30, 2021 consisted primarily of $1.5 million of capitalized development costs related to internal-use software and $0.3 million of purchased property and equipment.
Net cash used in investing activities during the three months ended April 30, 2022 consisted primarily of $1.5 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
Financing Activities
Our financing activities consisted primarily of proceeds received from stock option exercises and our employee stock purchase plan.
Net cash used in financing activities for the three months ended April 30, 2021 consisted primarily of $6.2 million used to repurchase shares for tax withholdings on release of restricted stock, offset by $4.1 million of proceeds from shares issued in connection with employee stock purchase plan and $0.7 million of proceeds received from stock option exercises.
Net cash provided by financing activities for the three months ended April 30, 2022 consisted primarily of $1.6 million of proceeds from shares issued in connection with employee stock purchase plan and $0.7 million of proceeds received from stock option exercises.
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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K. See "Note 2—Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our significant accounting policies.
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
Interest Rate Risk
As of April 30, 2022, we had $84.0 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2022. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. As of April 30, 2022, the interest rate was approximately 7%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2022, we had total debt outstanding with a carrying amount of $105.1 million, which approximates fair value. A hypothetical 10% change in interest rates after April 30, 2022 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
State Securities Class Action
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the plaintiff's motion. On June 14, 2021, the plaintiff filed a notice of appeal. On October 14, 2021, the plaintiff/appellant filed his principal brief in the Utah Court of Appeals (Appellate Case No. 20210399-CA). The appeal was fully briefed as of January 20, 2022, and the court heard oral argument from the parties on May 12, 2022. The Company believes this lawsuit is without merit and intends to defend the case vigorously.

The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
Delaware Shareholder Derivative Lawsuit
In August 2021, a shareholder derivative complaint captioned Zalvin v. James, et al., Case No. 2021-0672-KSJM, purportedly brought on behalf of the Company, was filed in the Delaware Court of Chancery against the Company’s former CEO and certain current and former directors alleging that they breached their fiduciary duties by awarding the Company’s former CEO allegedly excessive equity awards in 2020 and 2021. The lawsuit seeks rescission of the equity awards, unspecified damages, and attorney’s fees and costs.

Since the lawsuit is purportedly brought on behalf of the Company, and the Company is only a nominal defendant, the alleged damages were allegedly suffered by the Company. A rescission of any equity awards would return the equity to the Company and a payment of any damages would be paid to the Company, minus any attorney’s fees. The Company has indemnification and advancement obligations to the defendants in connection with this lawsuit. On October 6, 2021, defendants and the Company, as nominal defendant, filed a motion to dismiss the Zalvin complaint. The motion was fully briefed as of February 4, 2022.

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
The full impact of the COVID-19 pandemic on our business is inherently uncertain at the time of this report, and is highly dependent on inherently uncertain future developments, including duration and scope of the pandemic (including any potential future waves of the pandemic as well as new and emerging variants of the virus) as well as governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including the availability, adoption and effectiveness of COVID-19 vaccines). In geographies in which we or our customers, partners and service providers operate, these developments could result in economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, negatively impact our ability to attract, serve, retain or upsell customers or result in customers not purchasing or renewing our products, failing to make payments or attempting to renegotiate contracts, any of which could have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
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
For example, as discussed above, the ongoing COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. As discussed above, the extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain. Any prolonged contractions in the industries in which our customers or partners operate could materially and adversely impact our business, results of operations and financial condition.
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
We incurred net losses of $18.1 million and $32.9 million for the three months ended April 30, 2021 and 2022, respectively, and had an accumulated deficit of $1,257.4 million at April 30, 2022. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,257.4 million as of April 30, 2022. We have also experienced negative cash flows from operating activities, including cash used in operating activities of $2.7 million and cash provided by operating activities of $0.8 million for the three months ended April 30, 2021 and 2022, respectively. As of April 30, 2022, we had cash and cash equivalents of $84.0 million and no amounts available to draw under our credit facility.
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
Our sales efforts to enterprise customers, which we define as companies with over $1 billion in revenue, face long sales cycles, complex customer requirements, substantial upfront sales costs, and a relatively low and difficult to predict volume of sales on a quarter-by-quarter basis. This makes it difficult to predict with certainty our sales and related operating performance in any given period. Our sales cycle for new enterprise customers varies from approximately six months to multiple years. Customers often undertake a prolonged evaluation of our platform, including assessing their own readiness, scoping the professional services involved, and comparing our platform to products offered by competitors and their ability to solve the problem internally. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and operating results. Moreover, customers often begin to use our platform on a limited basis with no guarantee that they will expand their use of our platform widely enough across their organization to justify the costs of our sales efforts. We may also face unexpected implementation challenges with enterprise customers or more complicated installations of our platform. It may be difficult to deploy our platform if the customer has unexpected database, hardware or software technology issues.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 77%, and 79% of our total revenue for the three months ended April 30, 2021 and 2022, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
We receive, store and process personal information and other data from and about customers in addition to our employees and services providers. Also, in connection with future feature offerings, we may receive, store and process additional types of data, including personal information, related to end consumers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that we undertake to comply with.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Broad federal privacy legislation has also been proposed. Numerous or stringent privacy laws in the U.S. could increase our potential liability and adversely affect our business. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA, which goes into effect on July 1, 2023. The CDPA, CPA, and CTDPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. These statutes will require us to incur additional costs and expenses in an effort to comply with them at the times they become effective. Aspects of these statutes and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these statutes on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
Further, the United Kingdom formally withdrew from the E.U. effective January 2020, with a one-year transitional period that ended on December 31, 2020. The United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that that, collectively, substantially implement the GDPR in the United Kingdom and provides for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how aspects of data protection in the United Kingdom will be handled in the medium to long term. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented over time. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents and our related policies and practices. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
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
Additionally, there have been and may continue to be significant supply chain cyber attacks generally, and our third-party service providers may be targeted or impacted by such attacks. We cannot guarantee that our or our third-party vendors or other service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating and otherwise responding to cyberattacks and other security breaches and incidents. Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations and platform. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or anyone else incorrectly attributes the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach is attributed to our employees, vendors or contractors as a result of inadvertent error, malfeasance, an insider attack or otherwise. If customers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2022, we had 119 issued U.S. patents covering our technology and five patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and former chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of April 30, 2022, beneficially controlled approximately 81% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
As of April 30, 2022, 30,459,931 shares of our Class B common stock were outstanding. All shares of our Class B common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The shares of Class B common stock subject to outstanding options and warrants, of which 919,355 and 3,333 were exercisable as of April 30, 2022, respectively, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options, subject to applicable securities law restrictions. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In June 2022, for example, approximately 530,000 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.
As of April 30, 2022, Cocolalla, LLC, an entity controlled by Mr. James, owned 3,263,659 shares of our Class A common stock and Mr. James owned 970,337 shares of Class B common stock. Collectively, these shares represent approximately 81% of the voting power of our company. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act. Sales of a significant amount of these shares could adversely affect the market price for our Class B common stock. Mr. James has informed us he and Cocolalla, LLC have entered into an arrangement under which he has pledged all of such shares to secure a loan with a financial institution, which Mr. James believes represents a convenient financial instrument. Mr. James has also indicated this loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
10.1+	Letter Agreement, dated as of March 1, 2022, by and among the Company, Joshua James, Cocolalla, LLC and Cinnamon Birch, LLC	8-K	001-38553	10.1	March 1, 2022
10.2+	Separation and Transition Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.2	March 1, 2022
10.3+	Registration Rights Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.3	March 1, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DOMO, INC.

Date: June 7, 2022	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)