Form 10-Q
period 2022-07-31
DOMO, INC.
filed 2022-09-08
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 1, 2022 there were approximately 3,263,659 shares of the registrant's Class A common stock and 31,002,236 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$83,561	$79,894
Accounts receivable, net of allowances of $3,793 and $1,991 as of January 31, 2022 and July 31, 2022, respectively	64,149	49,148
Contract acquisition costs, net	15,417	15,099
Prepaid expenses and other current assets	9,975	9,205
Total current assets	173,102	153,346
Property and equipment, net	17,584	18,884
Right-of-use assets	16,392	16,082
Contract acquisition costs, noncurrent, net	23,177	21,693
Intangible assets, net	2,875	2,835
Goodwill	9,478	9,478
Other assets	1,981	1,688
Total assets	$244,589	$224,006
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,770	$17,556
Accrued expenses and other current liabilities	59,976	43,357
Lease liabilities	3,439	4,225
Deferred revenue	168,335	163,454
Total current liabilities	236,520	228,592
Lease liabilities, noncurrent	16,757	16,063
Deferred revenue, noncurrent	2,420	2,560
Other liabilities, noncurrent	10,882	11,486
Long-term debt	103,988	106,251
Total liabilities	370,567	364,952
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2022 and July 31, 2022; no shares issued and outstanding as of January 31, 2022 and July 31, 2022	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2022 and July 31, 2022; 3,264 shares issued and outstanding as of January 31, 2022 and July 31, 2022	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2022 and July 31, 2022; 29,730 and 30,998 shares issued and outstanding as of January 31, 2022 and July 31, 2022, respectively	30	31
Additional paid-in capital	1,098,084	1,146,231
Accumulated other comprehensive income (loss)	388	(701)
Accumulated deficit	(1,224,483)	(1,286,510)
Total stockholders' deficit	(125,978)	(140,946)
Total liabilities and stockholders' deficit	$244,589	$224,006
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Revenue:
Subscription	$54,666	$67,406	$106,778	$131,981
Professional services and other	8,159	8,125	16,109	18,014
Total revenue	62,825	75,531	122,887	149,995
Cost of revenue:
Subscription	10,019	10,712	19,076	21,379
Professional services and other	6,299	7,601	12,400	14,595
Total cost of revenue	16,318	18,313	31,476	35,974
Gross profit	46,507	57,218	91,411	114,021
Operating expenses:
Sales and marketing	33,378	44,700	66,832	90,287
Research and development	19,341	25,334	35,527	48,525
General and administrative	12,384	12,825	22,602	29,485
Total operating expenses	65,103	82,859	124,961	168,297
Loss from operations	(18,596)	(25,641)	(33,550)	(54,276)
Other expense, net	(3,505)	(3,286)	(6,767)	(7,351)
Loss before income taxes	(22,101)	(28,927)	(40,317)	(61,627)
Provision for income taxes	139	212	27	400
Net loss	$(22,240)	$(29,139)	$(40,344)	$(62,027)
Net loss per share, basic and diluted	$(0.70)	$(0.86)	$(1.28)	$(1.84)
Weighted-average number of shares used in computing net loss per share, basic and diluted	31,883	33,973	31,451	33,640
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Net loss	$(22,240)	$(29,139)	$(40,344)	$(62,027)
Foreign currency translation adjustments	(146)	(386)	(150)	(1,089)
Comprehensive loss	$(22,386)	$(29,525)	$(40,494)	$(63,116)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
Vesting of restricted stock units	—	—	703,571	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(94,435)	—	(6,244)	—	—	(6,244)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	31,188	—	654	—	—	654
Stock-based compensation expense	—	—	—	—	10,074	—	—	10,074
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,104)	(18,104)
Balance as of April 30, 2021	3,263,659	3	28,416,779	28	1,046,623	873	(1,140,476)	(92,949)
Vesting of restricted stock units	—	—	286,617	1		—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(16,612)	—	(1,334)	—	—	(1,334)
Exercise of stock options	—	—	107,804	—	2,509	—	—	2,509
Stock-based compensation expense	—	—		—	12,621	—	—	12,621
Exercise of common stock warrants	—	—	100,000	—		—	—	—
Other comprehensive income	—	—	—	—		(146)	—	(146)
Net loss	—	—	—	—		—	(22,240)	(22,240)
Balance as of July 31, 2021	3,263,659	$3	28,894,588	$29	$1,060,419	$727	$(1,162,716)	$(101,538)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	3,263,659	$3	29,729,822	$30	$1,098,084	$388	$(1,224,483)	$(125,978)
Vesting of restricted stock units	—	—	527,423	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	37,727	—	724	—	—	724
Stock-based compensation expense	—	—	—	—	25,328	—	—	25,328
Other comprehensive loss	—	—	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	—	—	(32,888)	(32,888)
Balance as of April 30, 2022	3,263,659	3	30,459,931	30	1,125,699	(315)	(1,257,371)	(131,954)
Vesting of restricted stock units	—	—	533,234	1	—	—	—	1
Exercise of stock options	—	—	4,605	—	81	—	—	81
Stock-based compensation expense	—	—	—	—	20,451	—	—	20,451
Other comprehensive loss	—	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	—	—	(29,139)	(29,139)
Balance as of July 31, 2022	3,263,659	$3	30,997,770	$31	$1,146,231	$(701)	$(1,286,510)	$(140,946)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2022
Cash flows from operating activities
Net loss	$(40,344)	$(62,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,256	2,820
Non-cash lease expense	2,316	2,375
Amortization of contract acquisition costs	7,835	8,578
Stock-based compensation expense	22,688	45,657
Other, net	1,786	1,892
Change in operating assets and liabilities:
Accounts receivable, net	17,123	15,001
Contract acquisition costs	(7,365)	(7,282)
Prepaid expenses and other	4,285	781
Accounts payable	6,313	12,907
Operating lease liabilities	(1,711)	(2,139)
Accrued expenses and other liabilities	(11,103)	(15,399)
Deferred revenue	(4,638)	(4,741)
Net cash used in operating activities	(559)	(1,577)
Cash flows from investing activities
Purchases of property and equipment	(3,418)	(3,416)
Net cash used in investing activities	(3,418)	(3,416)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	4,133	1,563
Shares repurchased for tax withholdings on vesting of restricted stock	(7,578)	—
Proceeds from exercise of stock options	3,163	805
Net cash (used in) provided by financing activities	(282)	2,368
Effect of exchange rate changes on cash and cash equivalents	(162)	(1,042)
Net decrease in cash and cash equivalents	(4,421)	(3,667)
Cash and cash equivalents at beginning of period	90,794	83,561
Cash and cash equivalents at end of period	$86,373	$79,894
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$342	$32
Cash paid for interest	$3,158	$3,852
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$17,588	$2,203
Property and equipment acquired through tenant improvement allowance	$—	$172
Stock-based compensation capitalized as internal-use software	$508	$756
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2022, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and six months ended July 31, 2021 and 2022, and the condensed consolidated statements of cash flows for the six months ended July 31, 2021 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2022 and its results of operations for the three and six months ended July 31, 2021 and 2022 and its cash flows for the six months ended July 31, 2021 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2022 and July 31, 2022.
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
Amortization expense related to contract acquisition costs was $3.9 million and $4.3 million for the three months ended July 31, 2021 and 2022, respectively, and $7.8 million and $8.6 million for the six months ended July 31, 2021 and 2022, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.8 million and $3.8 million for the three months ended July 31, 2021 and 2022, respectively, and $5.6 million and $7.7 million for the six months ended July 31, 2021 and 2022, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 20% and 23% of total cash and cash equivalents as of January 31, 2022 and July 31, 2022, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2021 and 2022 or more than 10% of accounts receivable as of January 31, 2022 and July 31, 2022.
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
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2022 and July 31, 2022 were as follows (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$42,500	$—	$—	$42,500
Cash equivalents:
Money market funds	25,878	—	—	25,878
Certificates of deposit	15,183	—	—	15,183
Total cash and cash equivalents	$83,561	$—	$—	$83,561

	July 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$38,759	$—	$—	$38,759
Cash equivalents:
Money market funds	25,921	—	—	25,921
Certificates of deposit	15,214	—	—	15,214
Total cash and cash equivalents	$79,894	$—	$—	$79,894
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2022 and July 31, 2022 by level within the fair value hierarchy (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,878	$—	$—	$25,878
Certificates of deposit	—	15,183	—	15,183
Total cash equivalents	$25,878	$15,183	$—	$41,061

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,921	$—	$—	$25,921
Certificates of deposit	—	15,214	—	15,214
Total cash equivalents	$25,921	$15,214	$—	$41,135

During the three and six months ended July 31, 2021 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2022	2022
Capitalized internal-use software development costs	$37,088	$40,823
Computer equipment and software	4,426	4,814
Leasehold improvements	2,129	1,607
Furniture, vehicles and office equipment	764	771
	44,407	48,015
Less accumulated depreciation and amortization	(26,823)	(29,131)
	$17,584	$18,884

Depreciation and amortization expense related to property and equipment was $1.1 million and $1.2 million for the three months ended July 31, 2021 and 2022, respectively, and $2.0 million and $2.8 million for the six months ended July 31, 2021 and 2022, respectively.

The Company capitalized $1.9 million and $1.8 million in software development costs during the three months ended July 31, 2021 and 2022, respectively, and $3.6 million and $3.7 million during the six months ended July 31, 2021 and 2022, respectively. Amortization of capitalized software development costs was $1.0 million and $1.2 million for the three months

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment (Continued)
ended July 31, 2021 and 2022, respectively, and $1.7 million and $2.6 million for the six months ended July 31, 2021 and 2022, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2022	2022
Intellectual property excluding patents	$2,458	$2,458
Patents	950	950
	3,408	3,408
Less accumulated amortization	(533)	(573)
	$2,875	$2,835

Amortization expense related to intangible assets was $153,000 and $20,000 for the three months ended July 31, 2021 and 2022, respectively, and $307,000 and $40,000 for the six months ended July 31, 2021 and 2022, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 4.7 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2022	2022
Accrued expenses	$13,436	$13,622
Accrued payroll and benefits	11,494	13,235
Accrued bonus	13,064	5,701
Accrued payroll taxes	7,798	4,613
Accrued commissions	8,119	4,219
Employee stock purchase plan liability	3,840	—
Sales and other taxes payable	518	695
Other accrued liabilities	1,707	1,272
	$59,976	$43,357

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Operating lease expense	$1,939	$1,771	$2,942	$3,483
Short-term lease expense	238	376	595	758
Total lease expense	$2,177	$2,147	$3,537	$4,241

Lease term and discount rate information are summarized as follows:

As of July 31, 2022
Weighted average remaining lease term (years)	4.4
Weighted average discount rate	10.0%
Maturities of lease liabilities as of July 31, 2022 were as follows (in thousands):

Year Ending January 31:
2023(1)	$2,474
2024(1)	5,034
2025	5,110
2026	5,207
2027	5,348
Thereafter	1,797
Total lease payments	24,970
Less imputed interest	(4,682)
Present value of lease liabilities	$20,288

(1)Net of $1.0 million and $1.0 million of tenant improvements which are expected to be utilized in fiscal 2023 and 2024, respectively.
Cash paid for operating leases was $1.0 million and $1.5 million during the three months ended July 31, 2021 and 2022, respectively, and $2.2 million and $2.3 million during the six months ended July 31, 2021 and 2022, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2022 were as follows (in thousands):

Balance as of January 31, 2022	$170,755
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(122,821)
Increase due to billings excluding amounts recognized as revenue during the period	118,080
Balance as of July 31, 2022	$166,014
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2022, approximately $326.1 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $206.7 million of this amount during the twelve months following July 31, 2022, with the balance recognized thereafter. As of July 31, 2022, approximately $23.0 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $18.6 million of which is expected to be recognized during the twelve months following July 31, 2022, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
United States	$48,058	$58,805	$94,029	$117,373
Japan	6,151	6,165	12,408	12,599
Other	8,616	10,561	16,450	20,023
Total	$62,825	$75,531	$122,887	$149,995
Percentage of revenue by geographic area:
United States	76%	78%	77%	78%
Japan	10	8	10	8
Other	14	14	13	14

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2021 and 2022. As of July 31, 2022, substantially all of the Company’s property and equipment was located in the United States.
11. Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of July 31, 2022. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 7.8% as of July 31, 2022. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended July 31, 2021 and 2022, $0.7 million and $0.7 million of interest was capitalized, respectively, and $1.4 million and $1.4 million of interest was capitalized during the six months ended July 31, 2021 and 2022, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2022	2022
Principal	$110,599	$111,988
Less: unamortized debt issuance costs	(6,611)	(5,737)
Net carrying amount	$103,988	$106,251

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2022 and July 31, 2022.

The Company incurred interest expense of $3.4 million and $3.6 million for the three months ended July 31, 2021 and 2022, respectively, and $6.6 million and $7.0 million for the six months ended July 31, 2021 and 2022, respectively.

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
As discussed more fully in Part II, Item 1 (Legal Proceedings), in November 2019, a securities class action complaint was filed by a purported stockholder of the Company against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company believes a loss related to this matter is reasonably possible, but is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. As of the date of this report, the Company does not believe it is probable that this case will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2022 and July 31, 2022, no shares of preferred stock were issued and outstanding.
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
At January 31, 2022 and July 31, 2022, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2022 and July 31, 2022.
At January 31, 2022 and July 31, 2022, there were 500,000,000 shares of Class B common stock authorized and 29,729,822 and 30,997,770 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2022, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2022, the number of shares available for grant under the 2018 Plan was increased by 1,649,674 shares. As of July 31, 2022, there were 3,955,951 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Cost of revenue:
Subscription	$549	$778	$968	$1,509
Professional services and other	271	563	605	1,031
Sales and marketing	4,747	7,873	8,474	15,948
Research and development	2,751	6,283	5,240	13,287
General and administrative	4,137	4,707	7,053	13,512
Interest expense	171	189	348	370
Total	$12,626	$20,393	$22,688	$45,657
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. No stock options were granted during the three and six months ended July 31, 2021 and the three and six months ended July 31, 2022.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2022:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	963,288	$26.16	2.9	$20,166
Exercised	(42,332)	19.01
Expired	(5,037)	45.01
Outstanding as of July 31, 2022	915,919	$26.39	2.4	$2,211
Vested and exercisable at July 31, 2022	911,752	$26.37	2.4	$2,211
The aggregate intrinsic value of options exercised was $5.8 million and $0.1 million for the three months ended July 31, 2021 and 2022, respectively, and $7.2 million and $1.4 million for the six months ended July 31, 2021 and 2022, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2022 is based on the market closing price of the Company's Class B common stock on that date.
As of July 31, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.3 years.
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
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2022	4,338,619	$55.40
Granted	1,934,653	44.03
Vested	(1,060,657)	53.02
Canceled	(864,978)	52.20
Outstanding as of July 31, 2022	4,347,637	$51.55

As of July 31, 2022, there was $204.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.9 years.

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
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2022, the number of shares available under the ESPP was increased by 164,967 shares. As of July 31, 2022, there were 307 shares available under the ESPP.
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
As of July 31, 2022, a total of approximately 118,091 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of July 31, 2022, total unrecognized stock-based compensation related to the ESPP was $1.6 million, which is expected to be recognized over a weighted-average period of 0.7 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $139,000 and $212,000 for the three months ended July 31, 2021 and 2022, respectively, and $27,000 and $400,000 for the six months ended July 31, 2021 and 2022, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,
	2021		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,277)	$(19,963)	$(2,800)	$(26,339)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	28,619	3,264	30,709
Net loss per share, basic and diluted	$(0.70)	$(0.70)	$(0.86)	$(0.86)

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)

	Six Months Ended July 31,
	2021		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(4,187)	$(36,157)	$(6,018)	$(56,009)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	28,187	3,264	30,376
Net loss per share, basic and diluted	$(1.28)	$(1.28)	$(1.84)	$(1.84)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Options to purchase common stock	818	156	811	308
Restricted stock units	2,183	336	2,363	607
Employee stock purchase program	416	—	583	32
Common stock warrants	77	—	89	—
	3,494	492	3,846	947

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

Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then enabling all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based business intelligence platform that digitally connects everyone at an organization — from the CEO to frontline employees — with all the people, data, and systems in an organization, giving them access to real-time data and insights and allowing them to manage their business from their smartphones.
We offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities as well as users. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broad enterprise adoption.
A majority of our customers subscribe to our services through multi-year contracts. As of July 31, 2022, 64% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 62% of customers as of January 31, 2022. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2023.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2021 and 2022, total RPO was $286.8 million and $349.1 million, respectively, representing year-over-year growth of 22%. The amount of RPO expected to be recognized as revenue in the next twelve months was $183.1 million and $225.3 million as of July 31, 2021 and 2022, respectively, representing year-over-year growth of 23%.
We had total revenue of $62.8 million and $75.5 million for the three months ended July 31, 2021 and 2022, respectively, reflecting a year-over-year increase of 20%. For the six months ended July 31, 2021 and 2022, we had total revenue of $122.9 million and $150.0 million, respectively, representing year-over-year growth of 22%. For the six months ended July 31, 2021 and 2022, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76% and 78% or our total revenue for the three months ended July 31, 2021 and 2022, respectively.
We expect our revenue growth rate to decline in the near term, particularly within our enterprise market, due to a decreased sales capacity as a result of recent higher turnover with our sales representatives. In connection with the slowing growth rate, we've taken steps to realign our sales team more weighted toward our corporate market and execute on our cost reduction plan across all functions that we expect will result in improved margins, sustained positive cash flow and efficient long-term growth.
Our revenue growth rate may decline in future periods due to a number of other reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our platform, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in upsells.
We have incurred significant net losses since our inception, including net losses of $22.2 million and $29.1 million for the three months ended July 31, 2021 and 2022, respectively, and had an accumulated deficit of $1,286.5 million at July 31, 2022. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Impact of Macroeconomic Conditions and COVID-19
Prevailing macroeconomic conditions have impacted, and may continue to impact, our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance. Ongoing concerns about the health of the U.S. and global economies may cause certain existing and potential customers to reduce or delay technology spending or, as discussed below, seek payment or other concessions from us, which may materially and negatively impact our operating results, financial condition and prospects. Furthermore, the United States has been experiencing historically elevated rates of inflation. This inflationary environment may cause us to incur higher operating costs that we may not be able to recoup through the pricing of our platform, and may further contribute to reduced or delayed technology spend by our customers in an effort to mitigate their own rising costs.
In March 2020, COVID-19 was characterized by the World Health Organization as a global pandemic. The COVID-19 pandemic has historically resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and overall greater uncertainty in the macroeconomic environment.
As of the date of this report, we do not yet know the full extent of the pandemic's impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. The COVID-19 pandemic, coupled with macroeconomic uncertainty, has resulted and may continue to result in certain customers pursuing concessions such as lengthened payment terms or reduced contract length, and these concessions may materially and negatively impact our operating results, financial condition and prospects. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
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
As of July 31, 2022, we had over 2,400 customers. Enterprise customers accounted for 54% and 50% of our revenue for the three months ended July 31, 2021 and 2022, respectively, and 54% and 49% for the six months ended July 31, 2021 and 2022, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 90% and 89% for the 12 months ended July 31, 2021 and 2022, respectively.
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
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract and retain top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. Although we have a record number of total sales representatives at this point of fiscal 2023, we have experienced recent higher turnover with our sales representatives, resulting in a decrease in sales capacity in the near term as it takes approximately six to nine months on average for newly hired sales representatives to be trained and ramp up to full selling capacity.
We manage our pipeline by sales representative to ensure sufficient coverage of our sales targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business. Given the more efficient, higher growth we are experiencing with our corporate customers along with the uncertain macroeconomic environment, we are realigning our sales force in favor of our corporate market. This realignment may have an adverse impact on productivity in the near term.
Sales and marketing expense as a percentage of total revenue was 53% for the three months ended July 31, 2021 compared to 59% for the three months ended July 31, 2022.
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
Research and development expense as a percentage of total revenue was 31% for the three months ended July 31, 2021 compared to 34% for the three months ended July 31, 2022.
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
The following table sets forth our billings for the three and six months ended July 31, 2021 and 2022:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Billings (in thousands)	$60,006	$72,328	$118,249	$145,254

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Revenue:	(in thousands)
Subscription	$54,666	$67,406	$106,778	$131,981
Professional services and other	8,159	8,125	16,109	18,014
Total revenue	62,825	75,531	122,887	149,995
Cost of revenue:
Subscription(1)	10,019	10,712	19,076	21,379
Professional services and other(1)	6,299	7,601	12,400	14,595
Total cost of revenue	16,318	18,313	31,476	35,974
Gross profit	46,507	57,218	91,411	114,021
Operating expenses:
Sales and marketing(1)	33,378	44,700	66,832	90,287
Research and development(1)	19,341	25,334	35,527	48,525
General and administrative(1)(2)	12,384	12,825	22,602	29,485
Total operating expenses	65,103	82,859	124,961	168,297
Loss from operations	(18,596)	(25,641)	(33,550)	(54,276)
Other expense, net(1)	(3,505)	(3,286)	(6,767)	(7,351)
Loss before income taxes	(22,101)	(28,927)	(40,317)	(61,627)
Provision for income taxes	139	212	27	400
Net loss	$(22,240)	$(29,139)	$(40,344)	$(62,027)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Cost of revenue:		(in thousands)
Subscription	$549	$778	$968	$1,509
Professional services and other	271	563	605	1,031
Sales and marketing(a)	4,747	7,873	8,474	15,948
Research and development(a)	2,751	6,283	5,240	13,287
General and administrative(a)(b)	4,137	4,707	7,053	13,512
Other expense, net	171	189	348	370
Total	$12,626	$20,393	$22,688	$45,657
(a) Includes $3.6 million of stock-based compensation related to the settlement of certain fiscal 2022 bonuses during the six months ended July 31, 2022.

(b) Includes $2.6 million of stock-based compensation related to the modification of certain awards during the six months ended July 31, 2022.
(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended July 31, 2021 and 2022, respectively, and $40,000 and $40,000 for the six months ended July 31, 2021 and 2022, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Revenue:
Subscription	87%	89%	87%	88%
Professional services and other	13	11	13	12
Total revenue	100	100	100	100
Cost of revenue:
Subscription	16	14	16	14
Professional services and other	10	10	10	10
Total cost of revenue	26	24	26	24
Gross margin	74	76	74	76
Operating expenses:
Sales and marketing	53	59	54	60
Research and development	31	34	29	32
General and administrative	20	17	18	20
Total operating expenses	104	110	101	112
Loss from operations	(30)	(34)	(27)	(36)
Other expense, net	(6)	(4)	(6)	(5)
Loss before income taxes	(36)	(38)	(33)	(41)
Provision for income taxes	—	—	—	—
Net loss	(36)%	(38)%	(33)%	(41)%

Discussion of the Three Months Ended July 31, 2021 and 2022
Revenue

	Three Months Ended July 31,
	2021	2022	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$54,666	$67,406	$12,740	23%
Professional services and other	8,159	8,125	(34)	—
Total revenue	$62,825	$75,531	$12,706	20
Percentage of revenue:
Subscription	87%	89%
Professional services and other	13	11
Total	100%	100%

The increase in subscription revenue was primarily due to a $7.5 million increase from new customers and a $5.2 million increase from existing customers. Our customer count increased 16% from July 31, 2021 to July 31, 2022. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The change in professional services and other revenue was primarily due to the timing of the delivery of certain consulting projects, a lower average revenue rate per hour, and lower billable utilization by our consulting team. We expect that our total revenue growth rate will decrease during the second half of fiscal 2023 and likely into the first half of fiscal 2024.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2021	2022	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$10,019	$10,712	$693	7%
Professional services and other	6,299	7,601	1,302	21
Total cost of revenue	$16,318	$18,313	$1,995	12
Gross profit	$46,507	$57,218	$10,711	23
Gross margin:
Subscription	82%	84%
Professional services and other	23	6
Total gross margin	74	76
The increase in subscription cost of revenue was primarily due to a $0.7 million increase in our third-party web hosting services.
The increase in professional services and other cost of revenue was partially due to a $0.7 million increase in outsourced services, attributable to a higher volume of hours delivered by partners and an increase in the average cost per hour. Employee-related costs increased by $0.6 million, driven by stock-based compensation and higher headcount.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services.
Services gross margin declined due to the timing of the delivery of certain consulting projects, a lower average revenue rate per hour, lower billable utilization by our consulting team, and an increase in the proportion of services provided by partners at a higher average rate per hour. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended July 31,
	2021	2022	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$33,378	$44,700	$11,322	34%
Research and development	19,341	25,334	5,993	31
General and administrative	12,384	12,825	441	4
Total operating expenses	$65,103	$82,859	$17,756	27
Percentage of revenue:
Sales and marketing	53%	59%
Research and development	31	34
General and administrative	20	17
Sales and marketing expenses increased primarily due to an increase of $6.9 million in employee-related costs, driven by stock-based compensation and increased headcount, of which $3.1 million was stock-based compensation. Marketing expense increased by $1.9 million and commissions expense increased by $1.0 million. Other increases included a $0.5 million increase in travel expense, and a $0.4 million increase in contract labor. We expect sales and marketing expense to fluctuate in the near term as we execute our recent cost reduction plan and increase in the long term as we continue to invest in the growth of our business. Over the long term, we expect sales and marketing expense to decrease as a percentage of total revenue.
Research and development expenses increased primarily due to a $5.5 million increase in employee-related costs, driven by stock-based compensation and higher headcount, of which $3.6 million was stock-based compensation. Software-related costs increased by $0.6 million. In the near term, we expect research and development expense to increase, but expect that it will decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses increased primarily due to a $0.6 million increase in stock-based compensation. Our general and administrative expenses decreased as a percentage of revenue from 20% to 17%. In the near term, we expect general and administrative expense to fluctuate from period to period, but expect that it will decline as a percentage of total revenue in the long term as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Three Months Ended July 31,
	2021	2022	$ Change	% Change
		(in thousands)
Other expense, net	$(3,505)	$(3,286)	$219	6%
Other expense, net decreased primarily due to a $0.3 million decrease in expense related to changes in foreign exchange rates and a minor increase in interest income. These were partially offset by a minor increase in interest expense. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,
	2021	2022	$ Change	% Change
		(in thousands)
Provision for income taxes	$139	$212	$73	53%
Income taxes increased primarily due to return to provision adjustments and decreased allowable deductions in foreign jurisdictions. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.

Discussion of the Six Months Ended July 31, 2021 and 2022
Revenue

	Six Months Ended July 31,
	2021	2022	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$106,778	$131,981	$25,203	24%
Professional services and other	16,109	18,014	1,905	12
Total revenue	$122,887	$149,995	$27,108	22
Percentage of revenue:
Subscription	87%	88%
Professional services and other	13	12
Total	100%	100%
The increase in subscription revenue was primarily due to a $15.2 million increase from new customers and a $10.0 million increase from existing customers. Our customer count increased 16% from July 31, 2021 to July 31, 2022. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was due to a higher volume of billable hours delivered.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2021	2022	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$19,076	$21,379	$2,303	12%
Professional services and other	12,400	14,595	2,195	18
Total cost of revenue	$31,476	$35,974	$4,498	14
Gross profit	$91,411	$114,021	$22,610	25
Gross margin:
Subscription	82%	84%
Professional services and other	23	19
Total gross margin	74	76
The increase in cost of subscription revenue was primarily due to a $1.3 million increase in expense related to third-party web hosting services and a $0.8 million increase in employee-related costs.
Cost of professional services and other revenue increased primarily due to a $1.4 million increase in employee-related costs and a $0.8 million increase in outsourced services attributable to a higher average cost per hour provided by partners.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Professional services and other gross margin declined due to a higher number of hours delivered by partners at a higher average cost per hour.

Operating Expenses

	Six Months Ended July 31,
	2021	2022	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$66,832	$90,287	$23,455	35%
Research and development	35,527	48,525	12,998	37
General and administrative	22,602	29,485	6,883	30
Total operating expenses	$124,961	$168,297	$43,336	35
Percentage of revenue:
Sales and marketing	54%	60%
Research and development	29	32
General and administrative	18	20
Sales and marketing expenses increased primarily due to a $14.2 million increase in employee-related costs driven by stock-based compensation and higher headcount, of which $7.5 million was stock-based compensation. Marketing expense increased by $3.2 million primarily due to an increase in expenses related to demand generation and events. Commission expense increased by $2.4 million due to higher sales. Other increases included a $1.1 million increase in contract labor and a $1.0 million increase in travel expense.
Research and development expenses increased primarily due to a $11.6 million increase in employee-related costs, driven by stock-based compensation and higher headcount, of which $8.3 million was stock-based compensation. Software-related costs increased by $1.0 million.
General and administrative expenses increased primarily due to a $5.0 million increase in employee-related costs, driven by stock-based compensation. Stock-based compensation increased by $6.5 million, partially offset by a $2.4 million decrease in bonus expense. This is primarily a result of fiscal 2022 bonuses being paid in the form of vested restricted stock units during the six months ended July 31, 2022. Other increases included a $1.3 million increase in legal fees and a $0.3 million increase in contract labor.
Other Income (Expense), Net

	Six Months Ended July 31,
	2021	2022	$ Change	% Change
	(in thousands)
Other expense, net	$(6,767)	$(7,351)	$(584)	9%
Other expense, net increased primarily due to a $0.4 million increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency, combined with a $0.4 million increase in interest expense. This was partially offset by a minor increase in interest income.
Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,
	2021	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$27	$400	$373	1,381%
Income taxes increased due to refunds received and return to provision adjustments during the six months ended July 31, 2021.

Liquidity and Capital Resources
As of July 31, 2022, we had $79.9 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of July 31, 2022.
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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2022. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of July 31, 2022, the interest rate was approximately 7.8%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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

The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2022 and July 31, 2022. The credit facility is secured by substantially all of our assets.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2021	2022
	(in thousands)
Net cash used in operating activities	$(559)	$(1,577)
Net cash used in investing activities	(3,418)	(3,416)
Net cash (used in) provided by financing activities	(282)	2,368
Operating Activities
Net cash used in operating activities consisted primarily of cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, the costs to provide our cloud-based platform and related outsourced professional services to our customers. These outflows were partially offset by the amount and timing of payments received from our customers,
Net cash used in operating activities during the six months ended July 31, 2021 consisted of cash outflows of $137.5 million exceeding the $136.9 million of cash collected from customers. Significant components of cash outflows included $88.0 million for personnel costs and $23.8 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash used in operating activities during the six months ended July 31, 2022 consisted of cash outflows of $163.3 million exceeding the $161.7 million of cash collected from customers. Significant components of cash outflows included $105.4 million for personnel costs and $25.8 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the six months ended July 31, 2022 consisted primarily of of $3.0 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
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
Net cash provided by financing activities for the six months ended July 31, 2022 consisted primarily of $1.6 million of proceeds from shares issued in connection with our employee stock purchase plan and $0.8 million of proceeds received from stock option exercises.

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
Interest Rate Risk
As of July 31, 2022, we had $79.9 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2022. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of July 31, 2022, the interest rate was approximately 7.8%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2022, we had total debt outstanding with a carrying amount of $106.3 million, which approximates fair value. A hypothetical 10% change in interest rates after July 31, 2022 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

On October 6, 2021, defendants and the Company, as nominal defendant, filed a motion to dismiss the Zalvin complaint. The motion was fully briefed as of February 4, 2022. On June 3, 2022, the parties filed a stipulation and agreement of compromise, settlement, and release. The settlement is subject to final approval by the court, a hearing for which is scheduled for September 19, 2022.

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
We incurred net losses of $40.3 million and $62.0 million for the six months ended July 31, 2021 and 2022, respectively, and had an accumulated deficit of $1,286.5 million at July 31, 2022. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Current or future economic uncertainties or downturns, including those caused by the ongoing COVID-19 pandemic (as discussed above), could adversely affect our business and operating results. Negative general macroeconomic conditions in both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, a recession, political deadlock, natural catastrophes, pandemics, military conflict (including the Russian invasion of Ukraine) and terrorist attacks, whether in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
For example, during 2021, the United States experienced an inflation rate of over 7%, according to data from the U.S. Department of Labor, significantly higher than recent norms. If inflation rates remain elevated or increase further, our expenses and operating costs are likely to increase. Inflation may also result in higher interest rates and otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to spend on our platform. Additionally, in recent periods the U.S. has experienced a labor shortage, which has contributed to an environment of escalating wages and salaries, which may also adversely affect our expenses and operating costs.

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,286.5 million as of July 31, 2022. We have also experienced negative cash flows from operating activities, including cash used in operating activities of $0.6 million and $1.6 million for the six months ended July 31, 2021 and 2022, respectively. As of July 31, 2022, we had cash and cash equivalents of $79.9 million and no amounts available to draw under our credit facility.

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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 77%, and 78% of our total revenue for the six months ended July 31, 2021 and 2022, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Broad federal privacy legislation has also been proposed. Numerous or stringent privacy laws in the U.S. could increase our potential liability and adversely affect our business. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023, and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA, which goes into effect on

July 1, 2023. The CDPA, CPA, UCPA, and CTDPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. These statutes will require us to incur additional costs and expenses in an effort to comply with them at the times they become effective. Aspects of these statutes and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these statutes on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual E.U. member states. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and may otherwise adversely impact our business, financial condition and operating results.
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
Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how aspects of data protection in the United Kingdom will be handled in the medium to long term. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented over time. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents and our related policies and practices. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
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

Our errors and omissions insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of some security and privacy damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-

insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2022, we had 122 issued U.S. patents covering our technology and two patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and former chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of July 31, 2022, beneficially controlled approximately 81.1% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. For example, see Part II, Item 1 (Legal Proceedings) for a description of a securities class action lawsuit currently pending against the company and certain of the company’s current and former officers and directors. Additional securities class action litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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
We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans; as a result, these shares can generally be freely sold in the public market upon issuance, subject to compliance with applicable securities laws. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In September 2022, for example, approximately 280,000 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.

Further, we have been advised that Mr. James has pledged the shares of Class A common stock and Class B common stock beneficially owned by him to secure a loan with a financial institution, which loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lender upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.

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

DOMO, INC.

Date: September 8, 2022	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)