Form 10-Q
period 2022-10-31
DOMO, INC.
filed 2022-12-09
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 1, 2022 there were approximately 3,263,659 shares of the registrant's Class A common stock and 31,281,307 shares of the registrant's Class B common stock outstanding.

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
•our ability to raise capital in the future may be limited, and, if we fail to raise capital when needed in the future, we could be prevented from growing or could be forced to delay or eliminate product development efforts or other operations;
•the ongoing pandemic of coronavirus around the world could impact our business and operating results in volatile and unpredictable ways;
•if we are unable to attract new customers in a manner that is cost-effective, our revenue growth could be slower than we expect, and our business may be harmed;
•if customers do not renew their contracts with us or reduce their use of our platform, our revenue will decline and our operating results and financial condition may be adversely affected;
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
•we are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business;
•if our network or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities;
•third-party claims that we are infringing or otherwise violating the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business could be harmed;
•the success of our business depends in part on our ability to protect and enforce our intellectual property rights; and

•the dual class structure of our common stock has the effect of concentrating voting control with Joshua G. James, our founder and former chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2022	2022
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$83,561	$71,082
Accounts receivable, net of allowances of $3,793 and $2,166 as of January 31, 2022 and October 31, 2022, respectively	64,149	53,314
Contract acquisition costs, net	15,417	15,146
Prepaid expenses and other current assets	9,975	7,457
Total current assets	173,102	146,999
Property and equipment, net	17,584	19,834
Right-of-use assets	16,392	14,871
Contract acquisition costs, noncurrent, net	23,177	21,390
Intangible assets, net	2,875	2,814
Goodwill	9,478	9,478
Other assets	1,981	1,945
Total assets	$244,589	$217,331
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,770	$17,843
Accrued expenses and other current liabilities	59,976	45,928
Lease liabilities	3,439	4,062
Deferred revenue	168,335	157,915
Total current liabilities	236,520	225,748
Lease liabilities, noncurrent	16,757	15,239
Deferred revenue, noncurrent	2,420	3,100
Other liabilities, noncurrent	10,882	11,945
Long-term debt	103,988	107,424
Total liabilities	370,567	363,456
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2022 and October 31, 2022; no shares issued and outstanding as of January 31, 2022 and October 31, 2022	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2022 and October 31, 2022; 3,264 shares issued and outstanding as of January 31, 2022 and October 31, 2022	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2022 and October 31, 2022; 29,730 and 31,281 shares issued and outstanding as of January 31, 2022 and October 31, 2022, respectively	30	31
Additional paid-in capital	1,098,084	1,165,522
Accumulated other comprehensive income (loss)	388	(1,460)
Accumulated deficit	(1,224,483)	(1,310,221)
Total stockholders' deficit	(125,978)	(146,125)
Total liabilities and stockholders' deficit	$244,589	$217,331
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Revenue:
Subscription	$56,621	$69,041	$163,399	$201,022
Professional services and other	8,460	9,985	24,569	27,999
Total revenue	65,081	79,026	187,968	229,021
Cost of revenue:
Subscription	10,514	11,342	29,590	32,721
Professional services and other	6,630	7,572	19,030	22,167
Total cost of revenue	17,144	18,914	48,620	54,888
Gross profit	47,937	60,112	139,348	174,133
Operating expenses:
Sales and marketing	37,503	41,012	104,335	131,299
Research and development	21,984	24,583	57,511	73,108
General and administrative	13,430	13,029	36,032	42,514
Total operating expenses	72,917	78,624	197,878	246,921
Loss from operations	(24,980)	(18,512)	(58,530)	(72,788)
Other expense, net	(3,471)	(5,032)	(10,238)	(12,383)
Loss before income taxes	(28,451)	(23,544)	(68,768)	(85,171)
Provision for income taxes	62	167	89	567
Net loss	$(28,513)	$(23,711)	$(68,857)	$(85,738)
Net loss per share, basic and diluted	$(0.88)	$(0.69)	$(2.17)	$(2.53)
Weighted-average number of shares used in computing net loss per share, basic and diluted	32,363	34,392	31,758	33,893
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Net loss	$(28,513)	$(23,711)	$(68,857)	$(85,738)
Foreign currency translation adjustments	(80)	(759)	(230)	(1,848)
Comprehensive loss	$(28,593)	$(24,470)	$(69,087)	$(87,586)
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

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	3,263,659	$3	29,729,822	$30	$1,098,084	$388	$(1,224,483)	$(125,978)
Vesting of restricted stock units	—	—	527,423	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	37,727	—	724	—	—	724
Stock-based compensation expense	—	—	—	—	25,328	—	—	25,328
Other comprehensive loss	—	—	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	—	—	(32,888)	(32,888)
Balance as of April 30, 2022	3,263,659	3	30,459,931	30	1,125,699	(315)	(1,257,371)	(131,954)
Vesting of restricted stock units	—	—	533,234	1	—	—	—	1
Exercise of stock options	—	—	4,605	—	81	—	—	81
Stock-based compensation expense	—	—	—	—	20,451	—	—	20,451
Other comprehensive loss	—	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	—	—	(29,139)	(29,139)
Balance as of July 31, 2022	3,263,659	3	30,997,770	31	1,146,231	(701)	(1,286,510)	(140,946)
Vesting of restricted stock units	—	—	278,480	—	—	—	—	—
Exercise of stock options	—	—	5,057	—	56	—	—	56
Stock-based compensation expense	—	—	—	—	19,235	—	—	19,235
Other comprehensive loss	—	—	—	—	—	(759)	—	(759)
Net loss	—	—	—	—	—	—	(23,711)	(23,711)
Balance as of October 31, 2022	3,263,659	$3	31,281,307	$31	$1,165,522	$(1,460)	$(1,310,221)	$(146,125)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2022
Cash flows from operating activities
Net loss	$(68,857)	$(85,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,789	4,089
Non-cash lease expense	3,540	3,362
Amortization of contract acquisition costs	11,779	12,825
Stock-based compensation expense	40,851	64,864
Other, net	2,663	3,027
Change in operating assets and liabilities:
Accounts receivable, net	9,377	10,835
Contract acquisition costs	(11,719)	(11,687)
Prepaid expenses and other	4,949	2,063
Accounts payable	10,965	13,291
Operating lease liabilities	(2,380)	(3,378)
Accrued expenses and other liabilities	(5,972)	(11,872)
Deferred revenue	485	(9,740)
Net cash used in operating activities	(530)	(8,059)
Cash flows from investing activities
Purchases of property and equipment	(4,965)	(5,073)
Net cash used in investing activities	(4,965)	(5,073)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	4,133	1,563
Shares repurchased for tax withholdings on vesting of restricted stock	(8,858)	—
Proceeds from structured payables	—	6,624
Payments on structured payables	—	(6,624)
Proceeds from exercise of stock options	3,908	861
Net cash (used in) provided by financing activities	(817)	2,424
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(237)	(1,771)
Net decrease in cash, cash equivalents, and restricted cash	(6,549)	(12,479)
Cash, cash equivalents, and restricted cash at beginning of period	90,794	83,561
Cash, cash equivalents, and restricted cash at end of period	$84,245	$71,082
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$481	$138
Cash paid for interest	$5,111	$6,266
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$17,588	$2,203
Property and equipment acquired through tenant improvement allowance	$139	$653
Stock-based compensation capitalized as internal-use software	$739	$1,089
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2022, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and nine months ended October 31, 2021 and 2022, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2021 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2022 and its results of operations for the three and nine months ended October 31, 2021 and 2022 and its cash flows for the nine months ended October 31, 2021 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents may consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2022 and October 31, 2022. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Amortization expense related to contract acquisition costs was $4.0 million and $4.2 million for the three months ended October 31, 2021 and 2022, respectively, and $11.8 million and $12.8 million for the nine months ended October 31, 2021 and 2022, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.4 million and $3.0 million for the three months ended October 31, 2021 and 2022, respectively, and $8.0 million and $10.7 million for the nine months ended October 31, 2021 and 2022, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 20% and 21% of total cash, cash equivalents, and restricted cash as of January 31, 2022 and October 31, 2022, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2021 and 2022. No single customer accounted for more than 10% of accounts receivable as of January 31, 2022 and one customer accounted for approximately 12% of accounts receivable as of October 31, 2022.
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
Recent Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to make certain annual disclosures about the the key terms of the programs and information about the obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2022 and October 31, 2022 were as follows (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$42,500	$—	$—	$42,500
Cash equivalents:
Money market funds	25,878	—	—	25,878
Certificates of deposit	15,183	—	—	15,183
Total cash and cash equivalents	$83,561	$—	$—	$83,561

	October 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$43,544	$—	$—	$43,544
Cash equivalents:
Money market funds	8,518	—	—	8,518
Certificates of deposit	15,320	—	—	15,320
Restricted cash (1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$71,082	$—	$—	$71,082
(1)Related to an outstanding letter of credit. See Footnote 12 "Commitments and Contingencies" for further details regarding this letter of credit.

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
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2022 and October 31, 2022 by level within the fair value hierarchy (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,878	$—	$—	$25,878
Certificates of deposit	—	15,183	—	15,183
Total cash equivalents	$25,878	$15,183	$—	$41,061

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,518	$—	$—	$8,518
Certificates of deposit	—	15,320	—	15,320
Total cash equivalents	$8,518	$15,320	$—	$23,838

During the three and nine months ended October 31, 2021 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2022	2022
Capitalized internal-use software development costs	$37,088	$42,615
Computer equipment and software	4,426	4,802
Leasehold improvements	2,129	2,127
Furniture, vehicles and office equipment	764	761
	44,407	50,305
Less accumulated depreciation and amortization	(26,823)	(30,471)
	$17,584	$19,834

Depreciation and amortization expense related to property and equipment was $1.2 million and $1.2 million for the three months ended October 31, 2021 and 2022, respectively, and $3.2 million and $4.0 million for the nine months ended October 31, 2021 and 2022, respectively.

The Company capitalized $1.7 million and $1.9 million in software development costs during the three months ended October 31, 2021 and 2022, respectively, and $5.3 million and $5.7 million during the nine months ended October 31, 2021 and 2022, respectively. Amortization of capitalized software development costs was $1.1 million and $1.2 million for the three months ended October 31, 2021 and 2022, respectively, and $2.8 million and $3.7 million for the nine months ended October 31, 2021 and 2022, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2022	2022
Intellectual property excluding patents	$2,458	$2,458
Patents	950	950
	3,408	3,408
Less accumulated amortization	(533)	(594)
	$2,875	$2,814

Amortization expense related to intangible assets was $154,000 and $20,000 for the three months ended October 31, 2021 and 2022, respectively, and $461,000 and $60,000 for the nine months ended October 31, 2021 and 2022, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 4.5 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2022	2022
Accrued expenses	$13,436	$14,450
Accrued payroll and benefits	11,494	11,562
Accrued bonus	13,064	7,862
Accrued payroll taxes	7,798	4,609
Accrued commissions	8,119	4,039
Employee stock purchase plan liability	3,840	850
Sales and other taxes payable	518	783
Other accrued liabilities	1,707	1,773
	$59,976	$45,928
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Operating lease expense	$1,695	$1,461	$4,638	$4,944
Short-term lease expense	340	284	934	1,042
Total lease expense	$2,035	$1,745	$5,572	$5,986

Lease term and discount rate information are summarized as follows:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)

As of October 31, 2022
Weighted average remaining lease term (years)	4.3
Weighted average discount rate	10.0%
Maturities of lease liabilities as of October 31, 2022 were as follows (in thousands):

Year Ending January 31:
2023(1)	$1,232
2024(1)	5,056
2025	5,111
2026	5,207
2027	5,348
Thereafter	1,797
Total lease payments	23,751
Less imputed interest	(4,450)
Present value of lease liabilities	$19,301

(1)Net of $0.5 million and $1.0 million of tenant improvements which are expected to be utilized in fiscal 2023 and 2024, respectively.
Cash paid for operating leases was $1.5 million and $2.3 million during the three months ended October 31, 2021 and 2022, respectively, and $3.7 million and $4.7 million during the nine months ended October 31, 2021 and 2022, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
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
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2022 were as follows (in thousands):

Balance as of January 31, 2022	$170,755
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(148,087)
Increase due to billings excluding amounts recognized as revenue during the period	138,347
Balance as of October 31, 2022	$161,015
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2022, approximately $334.8 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $215.0 million of this amount during the twelve months following October 31, 2022, with the balance recognized thereafter. As of October 31, 2022, approximately $19.5 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $15.3 million of which is expected to be recognized during the twelve months following October 31, 2022, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
United States	$49,545	$61,509	$143,574	$178,882
Japan	6,287	6,132	18,695	18,731
Other	9,249	11,385	25,699	31,408
Total	$65,081	$79,026	$187,968	$229,021
Percentage of revenue by geographic area:
United States	76%	78%	76%	78%
Japan	10	8	10	8
Other	14	14	14	14

Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2021 and 2022. As of October 31, 2022, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of October 31, 2022. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. This interest rate was approximately 9.3% as of October 31, 2022. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year. During the three months ended October 31, 2021 and 2022, $0.7 million and $0.7 million of interest was capitalized, and $2.1 million and $2.1 million of interest was capitalized during the nine months ended October 31, 2021 and 2022, respectively.
The credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is April 1, 2025, and (3) the date the term loan becomes due and payable. Due to the long-term nature of the closing fee, and the amendment fee described above, these fees were recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. These liabilities will be accreted to their full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the condensed consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

the term loans on the condensed consolidated balance sheets and are being amortized as interest expense in other expense, net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2022	2022
Principal	$110,599	$112,705
Less: unamortized debt issuance costs	(6,611)	(5,281)
Net carrying amount	$103,988	$107,424

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2022 and October 31, 2022.

The Company incurred interest expense of $3.4 million and $4.0 million for the three months ended October 31, 2021 and 2022, respectively, and $10.0 million and $11.0 million for the nine months ended October 31, 2021 and 2022, respectively.
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
Structured Payables
In June 2022, the Company entered into a structured payables agreement pursuant to which the counterparty assumes responsibility for payables to designated suppliers. The agreement contains an annual limit of an aggregate of $60.0 million, with a maximum allowable outstanding principal balance at any time of $5.0 million. The Company is required to pay interest that accrues at a rate equal to 0.0417% per day after the date on which the Company is required to pay the counterparty with respect to each covered invoice, which interest rate increases to 0.0750% per day at the earlier of 61 days after the respective invoice due date or 121 days after the date of the approved invoice. The Company’s obligations are

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

secured by $6.0 million of the Company's accounts receivable. As of October 31, 2022 there were no outstanding obligations related to these structured payables. During the three and nine months ended October 31, 2022 no interest expense was recognized related to this agreement.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit expires September 2023 and contains an option for renewal. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of October 31, 2022.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2022 and October 31, 2022, no shares of preferred stock were issued and outstanding.
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
At January 31, 2022 and October 31, 2022, there were 3,263,659 shares of Class A common stock authorized. There were 3,263,659 shares of Class A common stock issued and outstanding at January 31, 2022 and October 31, 2022.
At January 31, 2022 and October 31, 2022, there were 500,000,000 shares of Class B common stock authorized and 29,729,822 and 31,281,307 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2022, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2022, the number of shares available for grant under the 2018 Plan was increased by 1,649,674 shares. As of October 31, 2022, there were 4,033,022 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Cost of revenue:
Subscription	$800	$667	$1,768	$2,176
Professional services and other	563	308	1,168	1,339
Sales and marketing	6,718	7,336	15,192	23,284
Research and development	5,363	5,909	10,603	19,196
General and administrative	4,543	4,807	11,596	18,319
Interest expense	176	180	524	550
Total	$18,163	$19,207	$40,851	$64,864
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. No stock options were granted during the three and nine months ended October 31, 2021 and the three and nine months ended October 31, 2022.
The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2022:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	963,288	$26.16	2.9	$20,166
Exercised	(47,389)	18.17
Expired	(8,990)	37.61
Outstanding as of October 31, 2022	906,909	$26.47	2.1	$77
Vested and exercisable at October 31, 2022	904,304	$26.45	2.1	$77
The aggregate intrinsic value of options exercised was $7.4 million and $0.1 million for the three months ended October 31, 2021 and 2022, respectively, and $14.5 million and $1.5 million for the nine months ended October 31, 2021 and 2022, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of October 31, 2022 is based on the market closing price of the Company's Class B common stock on that date.
As of October 31, 2022, there was $34,000 of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.2 years.
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
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2022	4,338,619	$55.40
Granted	2,005,478	43.25
Vested	(1,339,137)	51.82
Canceled	(1,008,921)	53.35
Outstanding as of October 31, 2022	3,996,039	$51.01

As of October 31, 2022, there was $179.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.7 years.

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
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the nine months ended October 31, 2022, the number of shares available under the ESPP was increased by 164,967 shares. As of October 31, 2022, there were 307 shares available under the ESPP.
The ESPP generally provides for consecutive overlapping 12-month offering periods comprising two six-month purchase periods. The offering periods are scheduled to start on the first trading day on or after April 1 and October 1 of each year. The ESPP is intended to qualify as a tax-qualified plan under Section 423 of the Internal Revenue Code and permits participants to elect to purchase shares of Class B common stock through payroll deductions of up to 25% of their eligible compensation. Under the ESPP, a participant may purchase a maximum of 300 shares during each purchase period.
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
As of October 31, 2022, a total of approximately 368,369 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of October 31, 2022, total unrecognized stock-based compensation related to the ESPP was $2.5 million, which is expected to be recognized over a weighted-average period of 0.7 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $62,000 and $167,000 for the three months ended October 31, 2021 and 2022, respectively, and $89,000 and $567,000 for the nine months ended October 31, 2021 and 2022, respectively. The income tax expense for these periods was primarily attributable to foreign taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,
	2021		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,876)	$(25,637)	$(2,250)	$(21,461)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	29,099	3,264	31,128
Net loss per share, basic and diluted	$(0.88)	$(0.88)	$(0.69)	$(0.69)

	Nine Months Ended October 31,
	2021		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(7,077)	$(61,780)	$(8,257)	$(77,481)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	28,494	3,264	30,629
Net loss per share, basic and diluted	$(2.17)	$(2.17)	$(2.53)	$(2.53)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Options to purchase common stock	792	6	812	204
Restricted stock units	2,240	137	2,369	490
Employee stock purchase program	133	24	433	30
Common stock warrants	2	—	60	—
	3,167	167	3,674	724

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
We typically offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broad enterprise adoption.
A majority of our customers subscribe to our services through multi-year contracts. As of October 31, 2022, 65% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 62% of customers as of January 31, 2022. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2023.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2021 and 2022, total RPO was $296.9 million and $354.3 million, respectively, representing year-over-year growth of 19%. The amount of RPO expected to be recognized as revenue in the next twelve months was $190.6 million and $230.3 million as of October 31, 2021 and 2022, respectively, representing year-over-year growth of 21%.
We had total revenue of $65.1 million and $79.0 million for the three months ended October 31, 2021 and 2022, respectively, reflecting a year-over-year increase of 21%. For the nine months ended October 31, 2021 and 2022, we had total revenue of $188.0 million and $229.0 million, respectively, representing year-over-year growth of 22%. For the nine months ended October 31, 2021 and 2022, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76% and 78% or our total revenue for the three months ended October 31, 2021 and 2022, respectively.
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
We have incurred significant net losses since our inception, including net losses of $28.5 million and $23.7 million for the three months ended October 31, 2021 and 2022, respectively, and had an accumulated deficit of $1,310.2 million at October 31, 2022. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
In addition, the COVID-19 pandemic may impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. The COVID-19 pandemic, coupled with macroeconomic uncertainty, has resulted and may continue to result in certain customers pursuing concessions such as lengthened payment terms or reduced contract length, and these concessions may materially and negatively impact our operating results, financial condition and prospects. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.
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
As of October 31, 2022, we had over 2,500 customers. Enterprise customers accounted for 53% and 50% of our revenue for the three months ended October 31, 2021 and 2022, respectively, and 54% and 49% for the nine months ended October 31, 2021 and 2022, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 90% and 91% for the 12 months ended October 31, 2021 and 2022, respectively.
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
Sales and marketing expense as a percentage of total revenue was 58% for the three months ended October 31, 2021 compared to 52% for the three months ended October 31, 2022.
Leverage Research and Development Investments for Future Growth
We plan to continue to make investments in areas of our business to continue to expand our platform functionality. This may include investing in machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. These investments may also include extending the functionality and effectiveness of our platform through improvements to the Domo Appstore and developer toolkits, which enable customers and partners to quickly build and deploy custom data applications. The amount of new investments required to achieve our plans is expected to decrease as a percentage of revenue compared to historical years.
Research and development expense as a percentage of total revenue was 34% for the three months ended October 31, 2021 compared to 31% for the three months ended October 31, 2022.
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

The following table sets forth our billings for the three and nine months ended October 31, 2021 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Billings (in thousands)	$70,204	$74,027	$188,453	$219,281

Components of Results of Operations
Revenue
We typically offer subscriptions to our cloud-based platform. We derive our revenue primarily from subscriptions and professional services. Subscription revenue consists primarily of fees to provide our customers access to our cloud-based platform, which includes online customer support resources at no additional cost. Professional service fees include implementation services, optimization services, and training.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Revenue:	(in thousands)
Subscription	$56,621	$69,041	$163,399	$201,022
Professional services and other	8,460	9,985	24,569	27,999
Total revenue	65,081	79,026	187,968	229,021
Cost of revenue:
Subscription(1)	10,514	11,342	29,590	32,721
Professional services and other(1)	6,630	7,572	19,030	22,167
Total cost of revenue	17,144	18,914	48,620	54,888
Gross profit	47,937	60,112	139,348	174,133
Operating expenses:
Sales and marketing(1)	37,503	41,012	104,335	131,299
Research and development(1)	21,984	24,583	57,511	73,108
General and administrative(1)(2)	13,430	13,029	36,032	42,514
Total operating expenses	72,917	78,624	197,878	246,921
Loss from operations	(24,980)	(18,512)	(58,530)	(72,788)
Other expense, net(1)	(3,471)	(5,032)	(10,238)	(12,383)
Loss before income taxes	(28,451)	(23,544)	(68,768)	(85,171)
Provision for income taxes	62	167	89	567
Net loss	$(28,513)	$(23,711)	$(68,857)	$(85,738)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Cost of revenue:		(in thousands)
Subscription	$800	$667	$1,768	$2,176
Professional services and other	563	308	1,168	1,339
Sales and marketing(a)	6,718	7,336	15,192	23,284
Research and development(a)	5,363	5,909	10,603	19,196
General and administrative(a)(b)	4,543	4,807	11,596	18,319
Other expense, net	176	180	524	550
Total	$18,163	$19,207	$40,851	$64,864
(a) Includes $3.6 million of stock-based compensation related to the settlement of certain fiscal 2022 bonuses during the nine months ended October 31, 2022.

(b) Includes $2.6 million of stock-based compensation related to the modification of certain awards during the six months ended October 31, 2022.
(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended October 31, 2021 and 2022, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2021 and 2022, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Revenue:
Subscription	87%	87%	87%	88%
Professional services and other	13	13	13	12
Total revenue	100	100	100	100
Cost of revenue:
Subscription	16	14	16	14
Professional services and other	10	10	10	10
Total cost of revenue	26	24	26	24
Gross margin	74	76	74	76
Operating expenses:
Sales and marketing	58	52	56	57
Research and development	34	31	31	32
General and administrative	20	16	18	19
Total operating expenses	112	99	105	108
Loss from operations	(38)	(23)	(31)	(32)
Other expense, net	(5)	(6)	(5)	(5)
Loss before income taxes	(43)	(29)	(36)	(37)
Provision for income taxes	—	—	—	—
Net loss	(43)%	(29)%	(36)%	(37)%

Discussion of the Three Months Ended October 31, 2021 and 2022
Revenue

	Three Months Ended October 31,
	2021	2022	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$56,621	$69,041	$12,420	22%
Professional services and other	8,460	9,985	1,525	18
Total revenue	$65,081	$79,026	$13,945	21
Percentage of revenue:
Subscription	87%	87%
Professional services and other	13	13
Total	100%	100%

The increase in subscription revenue was primarily due to a $7.5 million increase from new customers and a $4.9 million increase from existing customers. Our customer count increased 14% from October 31, 2021 to October 31, 2022. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to a higher volume of billable hours and custom data apps delivered. We expect that our total revenue growth rate will decrease for the remainder of fiscal 2023 and likely into the first half of fiscal 2024.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2021	2022	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$10,514	$11,342	$828	8%
Professional services and other	6,630	7,572	942	14
Total cost of revenue	$17,144	$18,914	$1,770	10
Gross profit	$47,937	$60,112	$12,175	25
Gross margin:
Subscription	81%	84%
Professional services and other	22	24
Total gross margin	74	76
The increase in subscription cost of revenue was primarily due to a $1.4 million increase in our third-party web hosting services. This was partially offset by a $0.5 million decrease in employee-related costs.
The increase in professional services and other cost of revenue was primarily due to a $1.3 million increase in outsourced services, attributable to a higher volume of hours delivered by partners. This was partially offset by a $0.4 million decrease in employee-related costs.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services.
Services gross margin improved due to the timing of the delivery of custom data apps and a decrease in stock-based compensation. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, as well as timing of projects with higher margins.
Operating Expenses

	Three Months Ended October 31,
	2021	2022	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$37,503	$41,012	$3,509	9%
Research and development	21,984	24,583	2,599	12
General and administrative	13,430	13,029	(401)	(3)
Total operating expenses	$72,917	$78,624	$5,707	8
Percentage of revenue:
Sales and marketing	58%	52%
Research and development	34	31
General and administrative	20	16
Sales and marketing expenses increased primarily due to a $2.4 million increase in employee-related costs, driven by higher headcount. Marketing expense increased by $0.4 million primarily due to an increase in expenses related to demand generation. Other minor increases included travel expense, software-related costs, and commission expense. We expect sales and marketing expense to fluctuate in the near term as we execute our recent cost reduction plan and increase in the long term as we continue to invest in the growth of our business. Over the long term, we expect sales and marketing expense to decrease as a percentage of total revenue.

Research and development expenses increased primarily due to a $2.4 million increase in employee-related costs, driven by higher headcount. In the near term, we expect research and development expense to increase, but expect that it will decline as a percentage of total revenue in the long term as we leverage our research and development organization.
General and administrative expenses decreased primarily due to a $0.4 million decrease in contract labor. Our general and administrative expenses decreased as a percentage of revenue from 20% to 16%. In the near term, we expect general and administrative expense to fluctuate from period to period, but expect that it will decline as a percentage of total revenue in the long term as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Three Months Ended October 31,
	2021	2022	$ Change	% Change
		(in thousands)
Other expense, net	$(3,471)	$(5,032)	$(1,561)	(45)%
Other expense, net increased primarily due to a $1.0 million increase in expense related to changes in foreign exchange rates. Interest expense increased by $0.6 million. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,
	2021	2022	$ Change	% Change
		(in thousands)
Provision for income taxes	$62	$167	$105	169%
Income taxes increased primarily due to fewer allowable deductions in foreign jurisdictions during the three months ended October 31, 2022. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Nine Months Ended October 31, 2021 and 2022
Revenue

	Nine Months Ended October 31,
	2021	2022	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$163,399	$201,022	$37,623	23%
Professional services and other	24,569	27,999	3,430	14
Total revenue	$187,968	$229,021	$41,053	22
Percentage of revenue:
Subscription	87%	88%
Professional services and other	13	12
Total	100%	100%
The increase in subscription revenue was primarily due to a $22.7 million increase from new customers and a $14.9 million increase from existing customers. Our customer count increased 14% from October 31, 2021 to October 31, 2022. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was due to a higher volume of billable hours and custom data apps delivered.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2021	2022	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$29,590	$32,721	$3,131	11%
Professional services and other	19,030	22,167	3,137	16
Total cost of revenue	$48,620	$54,888	$6,268	13
Gross profit	$139,348	$174,133	$34,785	25
Gross margin:
Subscription	82%	84%
Professional services and other	23	21
Total gross margin	74	76
The increase in cost of subscription revenue was primarily due to a $2.7 million increase in expense related to third-party web hosting services and a $0.4 million increase in data center costs.
Cost of professional services and other revenue increased primarily due to a $2.1 million increase in outsourced services, attributable to a higher volume of hours delivered by partners. Employee-related costs increased by $1.0 million, driven by higher headcount.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. Professional services and other gross margin declined due to a lower average hourly rate, a lower billable utilization by our consulting team, and a higher number of hours delivered by partners at a higher average cost per hour.
Operating Expenses

	Nine Months Ended October 31,
	2021	2022	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$104,335	$131,299	$26,964	26%
Research and development	57,511	73,108	15,597	27
General and administrative	36,032	42,514	6,482	18
Total operating expenses	$197,878	$246,921	$49,043	25
Percentage of revenue:
Sales and marketing	56%	57%
Research and development	31	32
General and administrative	18	19
Sales and marketing expenses increased primarily due to a $16.6 million increase in employee-related costs, driven by stock-based compensation and higher headcount, of which $8.1 million was stock-based compensation. Marketing expense increased by $3.6 million primarily due to an increase in expenses related to demand generation and events. Commission expense increased by $2.5 million due to higher sales. Other increases included a $1.2 million increase in travel expense, a $1.1 million increase in contract labor, a $0.8 million increase in referral fees, and other minor increases.
Research and development expenses increased primarily due to a $14.0 million increase in employee-related costs, driven by stock-based compensation and higher headcount, of which $8.9 million was stock-based compensation. Contract labor increased by $0.8 million and software-related costs increased by $0.7 million.

General and administrative expenses increased primarily due to a $5.0 million increase in employee-related costs, driven by stock-based compensation and higher headcount, of which $6.7 million was stock-based compensation. This increase was partially offset by a $2.8 million decrease in bonus expense, primarily attributable to fiscal 2022 bonuses being paid in the form of vested restricted stock units during the nine months ended October 31, 2022. Professional and legal fees increased by $1.3 million.
Other Expense, Net

	Nine Months Ended October 31,
	2021	2022	$ Change	% Change
	(in thousands)
Other expense, net	$(10,238)	$(12,383)	$(2,145)	21%
Other expense, net increased primarily due to a $1.4 million increase in expense related to changes in foreign exchange rates and a higher balance of cash denominated in currencies other than the functional currency, combined with a $1.0 million increase in interest expense. This was partially offset by a $0.5 increase in interest income.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,
	2021	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$89	$567	$478	537%
Income taxes increased due to fewer allowable deductions in foreign jurisdictions during the nine months ended October 31, 2022.
Liquidity and Capital Resources
As of October 31, 2022, we had $71.1 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of October 31, 2022.
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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2022. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of October 31, 2022, the interest rate was approximately 9.3%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2022 and October 31, 2022. The credit facility is secured by substantially all of our assets.
Structured Payables
In June 2022, the Company entered into a structured payables agreement pursuant to which the counterparty assumes responsibility for payables to designated suppliers. The agreement contains an annual limit of an aggregate of $60.0 million, with a maximum allowable outstanding principal balance at any time of $5.0 million. The Company is required to pay interest that accrues at a rate equal to 0.0417% per day after the date on which the Company is required to pay the counterparty with respect to each covered invoice, which interest rate increases to 0.0750% per day at the earlier of 61 days after the respective invoice due date or 121 days after the date of the approved invoice. The Company’s obligations are secured by $6.0 million of the Company's accounts receivable. As of October 31, 2022 there were no outstanding obligations related to these structured payables. During the three and nine months ended October 31, 2022 no interest expense was recognized related to this agreement.

Historical Cash Flow Trends

	Nine Months Ended October 31,
	2021	2022
	(in thousands)
Net cash used in operating activities	$(530)	$(8,059)
Net cash used in investing activities	(4,965)	(5,073)
Net cash (used in) provided by financing activities	(817)	2,424
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
Net cash used in operating activities during the nine months ended October 31, 2022 consisted of cash outflows of $240.3 million exceeding the $232.2 million of cash collected from customers. Significant components of cash outflows included $150.5 million for personnel costs and $45.0 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities consisted primarily of property and equipment purchases, which included capitalized development costs related to internal-use software.
Net cash used in investing activities during the nine months ended October 31, 2021 consisted primarily of $4.5 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
Net cash used in investing activities during the nine months ended October 31, 2022 consisted primarily of $4.6 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
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
Net cash provided by financing activities for the nine months ended October 31, 2022 included $6.6 million of proceeds from structured payables, offset by $6.6 million of payments on structured payables. Cash provided by financing activities consisted primarily of $1.6 million of proceeds from shares issued in connection with our employee stock purchase plan and $0.9 million of proceeds received from stock option exercises.
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
Interest Rate Risk
As of October 31, 2022, we had $71.1 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2022. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. As of October 31, 2022, the interest rate was approximately 9.3%. In addition, a portion of the interest that accrues on the outstanding principal of each term loan is capitalized and added to the principal amount of the outstanding term loan on a monthly basis, which portion accrues at a fixed rate equal to 2.5% per year.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2022, we had total debt outstanding with a carrying amount of $107.4 million, which approximates fair value. A hypothetical 10% change in interest rates after October 31, 2022 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. For example, our subscription contracts often contain pricing terms that are tied to the Consumer Price Index, and our pricing policy for renewals not tied to CPI is designed to approximate changes in CPI. If our costs were to become subject to significant inflationary pressure, we may not be able to fully offset these higher costs with price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

On October 6, 2021, defendants and the Company, as nominal defendant, filed a motion to dismiss the Zalvin complaint. The motion was fully briefed as of February 4, 2022. On June 3, 2022, the parties filed a stipulation and agreement of compromise, settlement, and release. On September 21, 2022, the court entered an order providing final approval of the settlement, dismissing the claims with prejudice, and entering judgment.

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
We incurred net losses of $68.9 million and $85.7 million for the nine months ended October 31, 2021 and 2022, respectively, and had an accumulated deficit of $1,310.2 million at October 31, 2022. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
•sales and marketing, including any expansion of our direct sales organization, which will require time before these investments generate sales results;
•technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;
•data center costs as customers increase the amount of data that is available to our platform and usage on our platform;
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,310.2 million as of October 31, 2022. We have also experienced negative cash flows from operating activities, including cash used in operating activities of $0.5 million and $8.1 million for the nine months ended October 31, 2021 and 2022, respectively. As of October 31, 2022, we had cash, cash equivalents, and restricted cash of $71.1 million and no amounts available to draw under our credit facility.
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
Before the COVID-19 pandemic, a significant portion of field sales and professional services were conducted in person. Currently, most all of our sales and professional services activities are being conducted remotely. As we continue to actively monitor issues arising from the COVID-19 pandemic, we may take further actions that alter our business operations, including those that may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, customers and stockholders. Additionally, if and to the extent work and travel restrictions related to COVID-19 are relaxed, we may begin shifting certain professional, sales and marketing activities from remote work to in-person or hybrid models, which could result in us incurring additional operating expenses associated with business travel, office space leases and other factors.
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
We are, and may in the future become, subject to litigation or claims arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. For example, we currently have a securities class-action complaint pending against us and certain of our current and former directors and officers, asserting violations of federal securities laws and seeking unspecified damages. We believe this lawsuit is without merit and intend to defend this case vigorously. For more information about this complaint, see Part II, Item 1 (Legal Proceedings) of this report.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 76%, and 78% of our total revenue for the nine months ended October 31, 2021 and 2022, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, and certain states have adopted or are considering legislation addressing privacy. Broad federal privacy legislation has also been proposed. Numerous or stringent privacy laws in the U.S. could increase our potential liability and adversely affect our business. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023, and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA, which goes into effect on July 1, 2023. The CDPA, CPA, UCPA, and CTDPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. These statutes will require us to incur additional costs and expenses in an effort to comply with them at the times they become effective. Aspects of these statutes and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these statutes on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how aspects of data protection in the United Kingdom will be handled in the medium to long term. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented over time. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents and our related policies and practices. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. This could require us to expand data storage facilities there or to obtain new local data storage in such countries in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2022, we had 122 issued U.S. patents covering our technology and two patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and former chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of October 31, 2022, beneficially controlled approximately 81.0% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans; as a result, these shares can generally be freely sold in the public market upon issuance, subject to compliance with applicable securities laws. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of restricted stock units so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. In December 2022, for example, approximately 290,000 restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time. On June 29, 2018, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act.

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

DOMO, INC.

Date: December 9, 2022	By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)