Form 10-K
period 2023-01-31
DOMO, INC.
filed 2023-03-27
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2022, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $2.5 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 13, 2023, there were approximately 3,263,659 shares of the registrant's Class A common stock and 31,575,530 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders, or the 2023 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2023

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
•the dual class structure of our common stock has the effect of concentrating voting control with Joshua G. James, our founder and chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control;
•the ongoing pandemic of coronavirus around the world could impact our business and operating results in volatile and unpredictable ways; and
•adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.

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

•Artificial Intelligence Algorithms: Domo's suite of data science leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. These machine learning and AI tools constantly scan incoming data to identify trends, anomalies and correlations, providing alerts and initiating business processes.
•Partner Ecosystem: With the Domo Appstore, APIs and developer tool kits, Domo enables an ecosystem of partners to quickly build intelligent applications on the platform. We believe this will be a meaningful source of future lead generation as application creation investment thresholds are high.
As of January 31, 2023, we had more than 2,500 organizations as customers. We employ a land, expand, and retain business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our annual recurring revenue (ARR) net retention rate, which compares the ARR as of the measurement date to ARR from the same cohort as of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), was an average of 104%, 109%, and 106% for the years ended January 31, 2021, 2022 and 2023, respectively.
For the years ended January 31, 2021, 2022 and 2023, we had total revenue of $210.2 million, $258.0 million and $308.6 million, respectively, representing year-over-year growth of 23% and 20%, respectively. For the years ended January 31, 2021, 2022 and 2023, our net loss was $84.6 million, $102.1 million and $105.6 million, respectively.
The Domo Solution
We believe business technology must be as easy-to-use and intuitive as mobile consumer applications, while providing enterprise-grade scalability and security features. Everyone, from a CEO to a front-line employee, benefits from the functionality that Domo provides. Our Business Cloud platform fosters collaboration, efficient decision making, increased organizational productivity, and generates improved business results. The platform also is designed to help IT leaders deliver value rapidly to the business by seamlessly complementing their existing systems and infrastructure and unlocking value from their fragmented data and systems. While developing our platform, we have been focused on four key pillars as described below.
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
We also provide IT departments with centralized governance and administration capabilities. Our platform enables IT departments to not only monitor the health of all data within an organization, but also actively control who has access to that data on a real-time, continuous basis. Our platform provides robust controls down to row level security that enable leaders to tailor data access based on a variety of categories, including role, geography or department. We provide the assurance of leading security and compliance certifications, including those relating to SOC 1, SOC 2, HITRUST, HIPAA and more.
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
•Continuous Product Innovation. From inception through January 31, 2023, we have invested $730.4 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features and to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. Additionally, we believe that our significant investments in research and development will provide tremendous leverage in our financial model as our business continues to scale.
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

Domo Everywhere is a set of embedded analytics tools that enable organizations to easily and securely deliver data experiences to customers, partners and vendors, without having to recreate new or special datasets. Content can be shared in portals, or web properties or even inside applications. Once embedded, any parameters applied to a card can be reflected in the embedded report. In addition, user access can be controlled by using Single Sign On and personal data permissions (PDPs) to pass parameters back to Domo. Customers and partners have the power to edit and create content within the embedded environment using an intuitive, drag-and-drop interface that requires no coding or technical expertise. They can also connect to their own proprietary data and utilize Domo's transformation layer to augment the data being shared.
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
Artificial Intelligence Algorithms
Through a suite of data science, which leverages machine learning algorithms, artificial intelligence and predictive analytics, Domo creates alerts, detects anomalies, optimizes queries, and suggests areas of interest to help people focus on what matters most. We are also developing additional artificial intelligence capabilities to enable users to develop benchmarks and indexes based on data in the Domo platform, as well as automatic write back to other systems.
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
Customers
As of January 31, 2023, we had over 2,500 customers. We have customers in a wide variety of industries, geographies, and sizes, ranging from small organizations to large enterprises. We derived 78% of our revenue for the year ended January 31, 2023 from customers in the United States. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2021, 2022 and 2023, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
Sales and Marketing
We offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities as well as the number of users. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access to critical data. Over time, as customers recognize the value of our platform, we increasingly engage with CIOs and other executives to facilitate broad enterprise adoption. A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2023, 65% of our customers were under multi-year contracts, compared to 62% and 60% of customers as of January 31, 2022 and 2021, respectively. This transition to a higher percentage of multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2024.

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
In response to the macroeconomic uncertainty, existing and potential customers may choose to reduce or delay technology spending or attempt to renegotiate contracts and obtain concessions.
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
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America, Western Europe, Canada, Australia, and Japan. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2023, we used Amazon Web Services, or AWS, data center facilities located in Western Europe, North America and Australia. We committed to spend an aggregate of $106.0 million between October 2022 and September 2027 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data.
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
Research and development expenses were $66.5 million, $81.0 million and $95.1 million for the fiscal years ended January 31, 2021, 2022 and 2023, respectively.
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
As of January 31, 2023, we owned 119 issued U.S. patents and two pending U.S. patent applications. We also owned ten patents in the European Union, five patents in the People's Republic of China, three patents in Great Britain, one patent in

Australia, one patent in Canada and one patent in Japan. The issued U.S. patents that we own have expiration dates ranging from August 2023 to February 2040. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.
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
We have completed a SOC 1 and SOC 2, and HITRUST risk-based attestation. Service Organization Controls, or SOC, are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We have also been certified as compliant with ISO 27001 and ISO 27018 standards. The ISO 27001 security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. This standard addresses confidentiality, access control, vulnerability and risk assessment. ISO 27018 establishes commonly accepted control objectives, controls and guidelines for implementing measures to protect personally identifiable information in accordance with the privacy principles in ISO/IEC 29100 for a cloud computing environment. Furthermore, we have completed our annual third party validation of HIPAA Security and Privacy Risk Analysis.  We sign business associate agreements with our customers who require them in support of compliance with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH.
We have also completed our annual audits to evaluate our compliance with GDPR and CCPA requirements. Our cloud hosting providers and services providers also regularly undergo ISO 27001 or SOC 1 or SOC 2 audits and numerous other audits to verify their security practices.
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
Employees
As of January 31, 2023, we had 967 employees, of which 773 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
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
We incurred net losses of $84.6 million, $102.1 million and $105.6 million for the years ended January 31, 2021, 2022 and 2023, respectively, and had an accumulated deficit of $1,330.0 million at January 31, 2023. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,330.0 million as of January 31, 2023. We have also experienced negative or close to break even cash flows from operating activities, including cash used in operating activities of $15.9 million and $10.9 million for the years ended January 31, 2021 and 2023, respectively, and cash provided by operating activities of $0.4 million for the year ended January 31, 2022. As of January 31, 2023, we had $66.5 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
•changes in customers’ budgets;
•seasonal variations in our sales, which have generally historically been highest in our fourth fiscal quarter and lowest in the first fiscal quarter;
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of pandemics or other catastrophic events, the Russian invasion of Ukraine, inflation, and adverse impacts to the financial service services industry, as well as economic conditions specifically affecting industries in which our customers operate.
Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our operating results, meaning that quarter-to-quarter comparisons may not necessarily be indicative of our future performance.
Because we recognize revenue from subscriptions ratably over the terms of our subscription agreements, near-term changes in sales may not be reflected immediately in our operating results.
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
 As of January 31, 2023, we had NOL carryforwards for federal and state income tax purposes of approximately $1,166.2 million and $1,344.7 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income could adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.
Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. Such developments, and their effects on the broader financial system, could result in a variety of material and adverse impacts on our business operations and financial conditions, including, but not limited to:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•loss of access to revolving existing credit facilities or other working capital sources or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•potential or actual breach of obligations, including U.S. federal and state wage laws and contracts that may require us to maintain letters or credit or other credit support arrangements; and
•termination of cash management arrangements or delays in accessing or actual loss of funds subject to cash management arrangements.
For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. Prior to SVB’s closure, we had approximately $12.4 million in deposit accounts with SVB and an additional $18.3 million subject to SVB sweep account arrangements (with amounts held in custodial accounts with third-party financial institutions). As a result of U.S. government intervention, we subsequently regained access to our accounts at SVB, and Silicon Valley Bridge Bank has assumed SVB’s obligations to honor our standby letter of credit. However, there remains significant uncertainty surrounding the resolution of SVB and the impact of SVB’s closure on the broader financial system. Moreover, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including customers and suppliers, may be unable to satisfy their obligations to, or enter into new commercial arrangements with us.
Concerns regarding the U.S. or international financial systems could impact the availability and cost of financing, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, instability in the financial services industry could spur a deterioration in the macroeconomic environment and dampen demand for our products.
Any of these risks could materially impact our operating results, liquidity, financial condition and prospects.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2024. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of the COVID-19 pandemic. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
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
If our future operating results are significantly below the expectations of investors, it could harm the market price of our Class B common stock.
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
We continue to evolve our subscription and pricing models and changes could adversely affect our operating results.
Our pricing and subscription models have evolved over time, and will continue to evolve in the future. We have started to introduce consumption-based pricing, which is pricing based upon the use of our platform, for certain of our customers. We have limited experience with determining the optimal pricing for our consumption-based contracts. Changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Moreover, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
In addition, our competitors may offer different subscription or pricing models, which may be more attractive to potential customers. We may be required to adjust our subscription or pricing models in response to these changes, which could adversely affect our financial performance.
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
In addition, issues in the use of artificial intelligence in our platform may result in reputational harm or liability. Domo’s suite of data science leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes. Artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of artificial intelligence solutions. These deficiencies could undermine the decisions, predictions, or analysis artificial intelligence applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.
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
We have recently experienced management and board turnover, which creates uncertainties and could harm our business.
In March 2022, we announced the resignation of Joshua G. James as our chairman and executive officer, and the appointment of John Mellor to succeed Mr. James as chief executive officer; in March 2023, we announced Mr. Mellor's resignation and the re-appointment of Mr. James as our chief executive officer. In December 2022, we announced the resignation of Bruce Felt as our chief financial officer and, in March 2023, the appointment of David Jolley to replace Mr. Felt. In January 2023, we announced the resignation of Catherine Wong as our chief operating officer and executive vice president of engineering and the appointment of Daren Thayne to succeed Ms. Wong as executive vice president of engineering. Mr. Thayne assumed the responsibilities of Ms. Wong in addition to his previous responsibilities. In addition, we recently have experienced significant changes in the composition of our board of directors, and more could occur in the future. In February 2023, we announced the resignation of Laurence “Jay” Brown, Jr., Dana Evan and Joy Driscoll Durling as our directors. In March 2023, we announced the appointment of Dan Strong and Renée Soto to our board of directors to fill the open vacancies. Changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as the new executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 77%, and 78% of our total revenue for the years ended January 31, 2022 and 2023, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
We receive, store, and otherwise process personal information and other data from and about customers and other individuals in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and may be alleged or deemed to be subject to industry standards, including certain industry standards that we undertake to comply with.

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Following enactment of the CCPA, many other states have adopted or considered comprehensive privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, which became effective on January 1, 2023; in June 2021, Colorado enacted the Colorado Privacy Act, which takes effect on July 1, 2023; in March 2022, Utah enacted the Utah Consumer Privacy Act, which takes effect on December 31, 2023; in May 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, which goes into effect on July 1, 2023; and in March 2023, Iowa enacted an Act Relating to Consumer Data Protection, which goes into effect on January 1, 2025. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, and Japan, where we maintain offices, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR, became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding how aspects of data protection in the United Kingdom will be handled in the medium to long term, and the United Kingdom is contemplating new data protection legislation. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented.

We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the SCCs, to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union, or CJEU, Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework, or DPF, which would permit transfers of personal data from the E.U. to the U.S., by participating entities. President Biden issued an executive order in October 2022 providing for safeguards on imported E.U. personal data, on which basis the European Commission adopted a draft opinion in December 2022, concluding that the U.S. ensures an adequate level of protection for personal data imported from the E.U. This opinion has not yet been formally adopted in the EU. The DPF may be further modified, and it remains unclear whether the DPF will be implemented, whether it will be appropriate for us to rely on if implemented, and whether the European Commission’s adequacy opinion will be formally adopted. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. These or other laws relating to privacy or data protection could require us to expand data storage facilities in foreign jurisdictions or to obtain new local data storage in such countries. The expenditures this would require, as well as costs of compliance generally, could harm our financial condition. The regulatory environment applicable to the collection, use, and other processing of personal data of residents of the E.U., United Kingdom, Switzerland, and other foreign jurisdictions, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results, and financial condition being harmed.

We enter into business associate agreements with our customers who require them in order to comply with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, and therefore we are directly subject to certain provisions of HIPAA applicable to business associates. We may collect and process protected health information as part of our designated service, which may subject us to a number of data protection, security, privacy, and other government- and industry-specific requirements. In addition, if we are unable to comply with our obligations relating to the protection and processing of protected health information, we could be found to have breached our contracts with customers with whom we have a business associate relationship. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations, including under any business associate agreement, may lead to significant fines, civil and criminal penalties, and other liabilities. The U.S. Department of Health and Human Services, or HHS, audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has increased in recent years and HHS has signaled its intent to continue this trend. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violations implicate the privacy of state residents.

Federal, state, and foreign laws, regulations, and other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws, regulations, policies, legal or contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection, information security, marketing, or consumer communications may result in governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition. We expect that there will continue to be new laws, regulations, industry standards and other actual and asserted obligations relating to privacy, data protection, marketing, consumer communications, and information security proposed and enacted or otherwise implemented in the United States, the E.U., and other jurisdictions, and we cannot fully predict the impact such future laws, regulations, standards, and obligations may have on our business. Future laws, regulations, standards, and other actual or asserted obligations, or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, disclosure, or other processing of data could require us to incur additional costs or modify our platform, possibly in a material manner, which we may be unable to achieve in a commercially reasonable manner or at all, and which could limit our ability to develop new features.
If our network or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities.
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit, and otherwise process large amounts of sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional data security risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, fraud, and misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources). Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers.

We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity. While we have established a formal third party security risk assessment process to address security risks for our company relating to our key third party service providers, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures or our own security measures, resulting in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. We also use and rely on several open source libraries and packages, and certain libraries and packages generated by artificial intelligence, while developing our product and if such libraries or packages are vulnerable and are exploited, our ability to address such vulnerabilities in a timely manner may be limited and may result in disruptions to our platform or operations and in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals.

Additionally, there have been and may continue to be significant supply chain cyber-attacks generally, and our third-party service providers may be targeted or impacted by such attacks. We cannot guarantee that our systems and networks or those of our vendors or service providers have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in unavailability of, unauthorized access to, misuse, disclosure, loss, unavailability, destruction, or other processing of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

If any security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, occurs, whether as a result of third-party action, insider attacks, employee or service provider error or malfeasance, phishing or smishing attacks, ransomware or other malware, social engineering, or otherwise, such an event could result in unauthorized access to or use of our platform, disruptions to our platform or other aspects of our operations, the loss, alteration or unavailability of, or unauthorized access to or acquisition or other processing of, data or intellectual property of ourselves or our customers. Additionally, any such event, or any perception that any such event has occurred, may result in a loss of business, severe reputational or brand damage adversely affecting customer, partner, or investor confidence, regulatory investigations, demands, and orders, litigation or other claims, demands, or proceedings by governmental authorities or private parties, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities, as well as harm to our sales efforts and expansion into existing and new markets.

We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived security breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations, and platform. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or others incorrectly attribute the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach or incident is caused by or otherwise attributed to our employees, vendors, or service providers as a result of inadvertent error, malfeasance, an insider attack, or otherwise. If customers or partners believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

Our insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of certain matters relating to privacy and information security, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Additionally, with data security a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our platform. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, and related investigations, enforcement actions or other proceedings, brought by the FTC, state, local, or foreign regulators, and private litigants, which may result in fines, penalties, and other liabilities, and which may have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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
Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our current or former employees, partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our platform, make it difficult for us to attract and retain employees, and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2023, we had 119 issued U.S. patents covering our technology and two patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Risks Related to Our Corporate Governance
The dual class structure of our common stock has the effect of concentrating voting control with Joshua G. James, our founder and chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of January 31, 2023, beneficially controlled approximately 81% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
We are a "controlled company" within the meaning of Nasdaq rules, and as a result may choose to rely on exemptions from certain corporate governance requirements.
We qualify as a “controlled company” under the corporate governance rules of The Nasdaq Stock Market because our founder and chief executive officer, and entities beneficially owned by him, control more than fifty percent of the voting power of our outstanding common stock. Although, as of the date of this report, the composition of our board of directors and its committees currently complies with applicable corporate governance rules of The Nasdaq Stock Market, we have previously, and may in the future rely, on the foregoing exemptions provided to controlled companies under the corporate governance rules of The Nasdaq Stock Market. If we, in the future, rely on these “controlled company” exemptions, we may not have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or perform annual performance evaluations of the nominating and corporate governance and compensation committees unless and until such time as we are required to do so. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on The Nasdaq Global Market, we will be required to comply with these provisions within the applicable transition periods.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. For example, see Part I, Item 3 (Legal Proceedings) of this report for a description of a securities class action lawsuit currently pending against us and certain of our current and former officers and directors. Additional securities class action litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
General Risk Factors
Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns, , could adversely affect our business and operating results. Negative general macroeconomic conditions in both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, a recession, political deadlock, natural catastrophes, pandemics, military conflict (including the Russian invasion of Ukraine) and terrorist attacks, whether in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is located in American Fork, Utah. Our current facility has approximately 220,062 square feet under leases that expire between April 2023 and May 2027. We also lease space in various locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel.
We believe the facilities we lease are sufficient to meet our needs for the immediate future.
Item 3. Legal Proceedings
State Securities Class Action
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and seeking unspecified damages. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the plaintiff's motion. On June 14, 2021, the plaintiff filed a notice of appeal. On October 14, 2021, the plaintiff/appellant filed his principal brief in the Utah Court of Appeals (Appellate Case No. 20210399-CA). The appeal was fully briefed as of January 20, 2022, and the court heard oral argument from the parties on May 12, 2022. On March 9, 2023, the court affirmed the district court's dismissal of the complaint. The Company believes this lawsuit is without merit and intends to defend the case vigorously.

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
Holders of Record
As of January 31, 2023, there was one holder of record of our Class A common stock and 91 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph set forth below compares the cumulative total return to stockholders on our Class B common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Index between June 29, 2018 (the date our Class B common stock commenced trading) through January 31, 2023. All values assume a $100 initial investment at market close on June 29, 2018. The initial public offering price of our Class B common stock, which had a closing stock price of $27.30 on June 29, 2018, was $21.00 per share. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class B common stock.

Comparison of Cumulative Total Return

Company/Index	Jan 31, 2019	Jan 31, 2020	Jan 31, 2021	Jan 31, 2022	Jan 31, 2023
Domo, Inc.	$99	$89	$232	$172	$57
S&P 500	101	122	144	177	162
S&P 500 Information Technology	96	141	193	244	205
(1) Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.
Reserved.
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
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
A majority of our customers subscribe to our services through multi-year contracts. As of January 31, 2023, 65% of our customers were under multi-year contracts on a dollar-weighted basis compared to 62% and 60% of customers as of January 31, 2022 and 2021, respectively. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2024.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2022 and 2023, total RPO was $339.0 million and $378.2 million, respectively, representing year-over-year growth of 12%. The amount of RPO expected to be recognized as revenue in the next twelve months was $221.7 million and $243.8 million as of January 31, 2022 and 2023, respectively, representing year-over-year growth of 10%.
Our business model focuses on obtaining new customers and maximizing the lifetime value of those customer relationships. We recognize subscription revenue ratably over the term of the subscription period. In general, customer acquisition costs and other upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year. Certain contract acquisitions costs are capitalized and then amortized over a period of four years for initial contracts. Over the lifetime of the customer relationship, we also incur sales and marketing costs to renew or increase usage per customer. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber and the degree to which it has expanded its usage of our platform.
From inception through January 31, 2023, we have invested $730.4 million in the development of our platform. As of January 31, 2023, we had 263 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these expenses will decrease as a percentage of revenue over time.
For the years ended January 31, 2021, 2022 and 2023, we had total revenue of $210.2 million, $258.0 million and $308.6 million, respectively, representing year-over-year growth of 23% and 20% for the years ended January 31, 2022 and 2023, respectively. Our enterprise customers generated revenue of $115.4 million, $137.5 million, and $152.4 million for the years ended January 31, 2021, 2022 and 2023, respectively, or year-over-year growth of 19% and 11%, respectively. Our corporate customers generated revenue of $94.8 million, $120.5 million, and $156.2 million for the years ended January 31, 2021, 2022 and 2023, respectively, or year-over-year growth of 27% and 30%, respectively.
For the years ended January 31, 2021, 2022 and 2023, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 76%, 77% and 78% of our total revenue for the years ended January 31, 2021, 2022 and 2023, respectively.
We expect our revenue growth rate to decline in the near term, due in part to the effects of the macroeconomic environment which has elongated the software sales cycle and increased deal scrutiny. In connection with the slowing growth rate, we've taken steps to better align our sales team and focus on controlling costs, which we expect will result in improved margins, sustained positive cash flow and efficient growth in the long term.
We have incurred significant net losses since our inception, including net losses of $84.6 million, $102.1 million and $105.6 million for the years ended January 31, 2021, 2022 and 2023, respectively, and had an accumulated deficit of $1,330.0 million at January 31, 2023. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
In addition, the COVID-19 pandemic may impact on our ability to attract, serve, retain or upsell customers. We serve customers in a wide variety of industries including travel and hospitality, sports and leisure, and retail which have been severely impacted by the COVID-19 pandemic. The COVID-19 pandemic, coupled with macroeconomic uncertainty, has resulted and may continue to result in certain customers pursuing concessions such as lengthened payment terms or reduced contract length, and these concessions may materially and negatively impact our operating results, financial condition and prospects. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all..
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
As of January 31, 2023, we had over 2,500 customers. Enterprise customers accounted for 55%, 53% and 49% of our revenue for the years ended January 31, 2021, 2022 and 2023, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.

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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 88%, 90% and 89% for the 12 months ended January 31, 2021, 2022 and 2023, respectively.
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
The following table sets forth our ARR net retention rate for each of the eight quarters in the period ended January 31, 2023:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
All Customers	109%	109%	108%	110%	108%	107%	107%	101%
ARR net retention rate enables measurement of the progress of our business initiatives and is used by management to make operational decisions. ARR net retention rate is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.
In fiscal 2023 and particularly in Q4, our net retention trended lower as a result of slowing growth in upsells and gross retention declined in part due to macroeconomic conditions. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
Sales and Marketing Efficiency
We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations and sales training in order to accelerate the adoption of our platform. Our sales strategy depends on our ability to continue to attract and retain top talent, to increase our pipeline of business, and to enhance sales productivity. We focus on productivity per quota-carrying sales representative and the time it takes our sales representatives to reach full productivity. In fiscal 2023, we experienced higher turnover with our sales representatives, resulting in decreased sales capacity, as it takes approximately six to nine months on average for newly-hired sales representatives to be trained and ramp up to full selling capacity. Although we experienced recent turnover, we had a record number of sales representatives as of January 31, 2023 and we expect to continue to increase our overall sales headcount and total ramped sales representatives in the near and long term.
We manage our pipeline by sales representative to ensure sufficient coverage of our sales targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business. We have taken steps to better align our sales and marketing spending and headcount to efficiently grow and attract new customers.
Sales and marketing expense as a percentage of total revenue was 56% and 56% for the years ended January 31, 2021 and 2022, respectively, compared to 56% for the year ended January 31, 2023.
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
Research and development expense as a percentage of total revenue was 32% and 31% for the years ended January 31, 2021 and 2022, respectively, compared to 31% for the year ended January 31, 2023.
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
The following table sets forth our billings for the years ended January 31, 2021, 2022 and 2023:

	Year Ended January 31,
	2021	2022	2023
Billings (in thousands)	$232,688	$296,464	$323,772
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2021	2022	2023
		(in thousands)
Revenue:
Subscription	$183,645	$223,010	$271,290
Professional services and other	26,535	34,951	37,355
Total revenue	210,180	257,961	308,645
Cost of revenue:
Subscription(1)	36,656	40,907	43,295
Professional services and other(1)	20,092	26,239	29,783
Total cost of revenue	56,748	67,146	73,078
Gross profit	153,432	190,815	235,567
Operating expenses:
Sales and marketing(1)	117,335	143,722	173,300
Research and development(1)	66,474	81,027	95,093
General and administrative(1)	42,708	54,536	56,047
Total operating expenses	226,517	279,285	324,440
Loss from operations	(73,085)	(88,470)	(88,873)
Other expense, net(1)	(11,140)	(14,102)	(15,499)
Loss before income taxes	(84,225)	(102,572)	(104,372)
Provision for (benefit from) income taxes	409	(461)	1,179
Net loss	$(84,634)	$(102,111)	$(105,551)
________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2022	2023
		(in thousands)
Cost of revenue:
Subscription	$1,213	$2,819	$2,676
Professional services and other	843	1,753	1,822
Sales and marketing	10,936	21,241	30,636
Research and development	9,095	15,853	24,335
General and administrative	11,218	18,155	23,680
Other expense, net	444	705	710
Total	$33,749	$60,526	$83,859

	Year Ended January 31,
	2021	2022	2023
Revenue:
Subscription	87%	86%	88%
Professional services and other	13	14	12
Total revenue	100	100	100
Cost of revenue:
Subscription	17	16	14
Professional services and other	10	10	10
Total cost of revenue	27	26	24
Gross margin	73	74	76
Operating expenses:
Sales and marketing	56	56	56
Research and development	32	31	31
General and administrative	20	21	18
Total operating expenses	108	108	105
Loss from operations	(35)	(34)	(29)
Other expense, net	(5)	(5)	(5)
Loss before income taxes	(40)	(39)	(34)
Provision for (benefit from) income taxes	—	—	—
Net loss	(40)%	(39)%	(34)%

Discussion of the Years Ended January 31, 2022 and 2023
Revenue

	Year Ended January 31,
	2022	2023	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$223,010	$271,290	$48,280	22%
Professional services and other	34,951	37,355	2,404	7
Total revenue	$257,961	$308,645	$50,684	20
Percentage of revenue:
Subscription	86%	88%
Professional services and other	14	12
Total	100%	100%
The increase in subscription revenue was primarily due to a $29.7 million increase from new customers and a $18.6 million net increase from existing customers. Our customer count increased 11% from January 31, 2022 to January 31, 2023. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to a higher volume of billable hours delivered.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2022	2023	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$40,907	$43,295	$2,388	6%
Professional services and other	26,239	29,783	3,544	14
Total cost of revenue	$67,146	$73,078	$5,932	9
Gross profit	$190,815	$235,567	$44,752	23
Gross margin:
Subscription	82%	84%
Professional services and other	25	20
Total gross margin	74	76
The increase in cost of subscription revenue was primarily due to a $4.0 million increase in our third-party web hosting services, partially offset by a $1.3 million decrease in employee-related costs and a $0.2 million decrease in data center costs.
The increase in cost of professional services and other revenue is primarily due to a $3.2 million increase in outsourced services resulting from a higher volume of services delivered by partners and a $0.4 million increase in employee-related costs.
Subscription gross margin improved due to economies of scale driven by increased subscription revenue and cost improvements from continued proactive management and optimization of our third-party hosting services.
Services gross margin declined due to a lower average revenue rate per hour and a higher volume of hours delivered by partners at a higher cost per hour. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants and their respective rates, seasonality, and timing of projects with higher margins.
Operating Expenses

	Year Ended January 31,
	2022	2023	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$143,722	$173,300	$29,578	21%
Research and development	81,027	95,093	14,066	17
General and administrative	54,536	56,047	1,511	3
Total operating expenses	$279,285	$324,440	$45,155	16
Percentage of revenue:
Sales and marketing	56%	56%
Research and development	31	31
General and administrative	21	18
The increase in sales and marketing expenses was primarily due to a $17.6 million increase in employee-related costs and allocated overhead, attributable to higher headcount and stock-based compensation, of which $9.4 million related to stock-based compensation. Marketing expenses increased by $3.7 million primarily due to digital marketing and marketing events. Commission expense increased by $2.4 million. Travel expenses increased by $1.5 million, allocated overhead increased by $1.2 million, and contract labor increased by $0.9 million. Sales and marketing expense as a percentage of total revenue remained flat in the year ended January 31, 2023 compared to the year ended January 31, 2022. We expect sales and marketing expense to increase in the near term as we continue to invest in the growth of our business. Over the long term, we expect sales and marketing expense to decrease as a percentage of revenue.
Research and development expenses increased primarily due to a $11.3 million increase in employee-related costs, attributable to higher headcount and stock-based compensation, of which $8.8 million related to stock-based compensation. Contract labor increased by $1.1 million. Research and development expense as a percentage of revenue remained flat in the year ended January 31, 2023 compared to the year ended January 31, 2022. In the long term, we expect that research and development expense to decline as a percentage of total revenue as we leverage our research and development organization.
General and administrative expenses increased primarily due to a $2.0 million increase in employee-related costs. This increase to employee-related costs included a $5.5 million increase to stock-based compensation, partially offset by a $4.0 million decrease in bonus expense. Legal and professional expenses decreased by $1.0 million. General and administrative expenses as a percent of revenue decreased from 21% in the year ended January 31, 2022 to 18% in the year ended January 31, 2023. In the long term, we expect general and administrative expense to decline as a percentage of total revenue as we leverage previous investments in our general and administrative organization.
Other Expense, Net

	Year Ended January 31,
	2022	2023	$ Change	% Change
		(in thousands)
Other expense, net	$(14,102)	$(15,499)	$(1,397)	10%
Other expense, net increased due to a $2.1 million increase in interest expense. This was partially offset by a $0.8 increase in interest income. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates.
Income Taxes

	Year Ended January 31,
	2022	2023	$ Change	% Change
		(in thousands)
(Benefit from) provision for income taxes	$(461)	$1,179	$1,640	(356)%
Income taxes increased due to smaller allowable deductions during the year ended January 31, 2023. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries.
Discussion of the Years Ended January 31, 2021 and 2022
For a discussion of the year ended January 31, 2022 compared to the year ended January 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2022.
Liquidity and Capital Resources
As of January 31, 2023, we had $66.5 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of January 31, 2023.
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
Moreover, we may not be able to access a portion of our existing cash and cash equivalents due to conditions adversely affecting the financial institutions with which we do business, including limited liquidity, insolvency or receivership. Any such conditions could imperil our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition. For example, on March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and appointed the Federal Deposit Insurance Corporation as receiver; at such time, we had approximately $12.4 million in deposit accounts with SVB, an additional $18.3 million subject to SVB sweep account arrangements (with amounts held in custodial accounts with third-party financial institutions), and utilized SVB for our banking operations. We do not anticipate any losses as a result of the closure of SVB. For more information, see Note 16 "Subsequent Events" to the consolidated financial statements in Item 8 of Part II.
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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2023. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While our loan agreement currently provides for a fallback from LIBOR to the U.S. prime rate, it is possible that we may amend our loan agreement to provide for a methodology to effect a transition from LIBOR to a new benchmark rate. It is not possible to predict the effect or timing of any establishment of a successor benchmark rate or its effect on our loan agreement or our business generally. The transition from LIBOR could result in our interest costs increasing and our access to capital could change, which could adversely affect our results of operations and cash flows. As of January 31, 2023, the interest rate was approximately 10.3%. In addition to the 10.3%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2022 and January 31, 2023. The credit facility is secured by substantially all of our assets.
Structured Payables
In June 2022, we entered into a structured payables agreement, pursuant to which our counterparty assumes responsibility for payables to designated suppliers. The agreement contains an annual limit of an aggregate of $60.0 million, with a maximum allowable outstanding principal balance at any time of $5.0 million. We are required to pay interest that accrues at a rate equal to 0.0417% per day after the date on which we are required to pay the counterparty with respect to each covered invoice, which interest rate increases to 0.0750% per day at the earlier of 61 days after the respective invoice due date or 121 days after the date of the approved invoice. Our obligations are secured by $6.0 million of the Company's accounts receivable. As of January 31, 2023, there were no outstanding obligations related to these structured payables. During the year ended January 31, 2023, no interest expense was recognized related to this agreement.
Historical Cash Flow Trends

	Year Ended January 31,
	2021	2022	2023
		(in thousands)
Net cash (used in) provided by operating activities	$(15,872)	$379	$(10,890)
Net cash provided by (used in) investing activities	12,240	(6,517)	(7,996)
Net cash provided by (used in) financing activities	13,095	(561)	2,424
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
Net cash used in operating activities during the year ended January 31, 2023 consisted of cash collected from customers of $314.4 million exceeding the $325.3 million of cash outflows. Significant components of cash outflows included $193.9 million for personnel costs and $67.5 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities consisted primarily of property and equipment purchases, which include capitalized development costs related to internal-use software.

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
Net cash used in investing activities during the year ended January 31, 2023 consisted primarily of $6.6 million of capitalized development costs related to internal-use software and $1.3 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds received from stock option exercises and our employee stock purchase plan.
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
Net cash provided by financing activities for the year ended January 31, 2023 consisted primarily of $1.6 million of proceeds from our employee stock purchase plan and $0.9 million of proceeds received from stock option exercises.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Our primary commitment is related to obligations under our credit facility. For more information regarding our credit facility, see Note 11 "Credit Facility" to the consolidated financial statements in Item 8 of Part II. In addition, we have obligations under leases for office space. For more information regarding our lease obligations, see Note 8 "Leases" to the consolidated financial statements in Item 8 of Part II. We also have non-cancelable commitments related to our cloud infrastructure. As of January 31, 2023, we had contractual commitments of $100.5 million related to these services, $15.7 million of which is due in the next 12 months and the remaining balance due thereafter.
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
•Expected Volatility. The expected volatility is estimated based on the volatility of the Company's common stock over a period equivalent to the expected term of the awards.
•Risk-free Interest Rate. The risk-free interest rate is determined using U.S. Treasury rates with a similar term as the expected term of the option.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
As of January 31, 2023, we had $66.5 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2023. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While our loan agreement currently provides for a fallback from LIBOR to the U.S. prime rate, it is possible that we may amend our loan agreement to provide for a methodology to effect a transition from LIBOR to a new benchmark rate. It is not possible to predict the effect or timing of any establishment of a successor benchmark rate or its effect on our loan agreement or our business generally. The transition from LIBOR could result in our interest costs increasing and our access to capital could change, which could adversely affect our results of operations and cash flows. As of January 31, 2023, the interest rate was approximately 10.3%. In addition to the 10.3%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2023, we had total debt outstanding with a carrying amount of $108.6 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after January 31, 2023 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Japanese Yen, British Pound Sterling, and the Australian Dollar. Our subscriptions and services contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2023 expressed an unqualified opinion thereon.
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

Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price based on a standalone selling price and the timing of revenue recognition can be challenging. Judgment is involved to determine the distinct performance obligations, the estimation of standalone selling price, and the timing of revenue recognition. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations, the appropriate standalone selling price and the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to identify the distinct performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the determination of the standalone selling prices.
Our audit procedures to test the determination of performance obligations, the allocation of the transaction price based on standalone selling prices and the timing of revenue recognition included, among others, obtaining an understanding of the Company’s service offerings and testing a sample of customer contracts from which the Company generated revenue. For each selection, we identified the services to be provided under the terms of the contract and assessed management’s determination of the performance obligations. We tested management’s determination of standalone selling prices for performance obligations by evaluating the appropriateness of the methodology applied, testing selections to corroborate the data underlying the Company’s calculations and testing the calculations for accuracy. We also tested that the timing of revenue recognition was appropriate. Additionally, we performed substantive analytical procedures, including a correlation analysis between revenue, deferred revenue, accounts receivable and cash. We also tested the accuracy and completeness of relevant underlying data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Salt Lake City, Utah
March 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Domo, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Domo, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Domo, Inc. as of January 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 24, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Salt Lake City, Utah
March 24, 2023

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2022	2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$83,561	$66,500
Accounts receivable, net of allowances of $3,793 and $2,084 as of January 31, 2022 and January 31, 2023, respectively	64,149	78,958
Contract acquisition costs, net	15,417	15,908
Prepaid expenses and other current assets	9,975	7,447
Total current assets	173,102	168,813
Property and equipment, net	17,584	21,375
Right-of-use assets	16,392	15,255
Contract acquisition costs, noncurrent, net	23,177	22,299
Intangible assets, net	2,875	2,794
Goodwill	9,478	9,478
Other assets	1,981	2,102
Total assets	$244,589	$242,116
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,770	$12,120
Accrued expenses and other current liabilities	59,976	49,306
Lease liabilities	3,439	4,905
Deferred revenue	168,335	182,273
Total current liabilities	236,520	248,604
Lease liabilities, noncurrent	16,757	15,271
Deferred revenue, noncurrent	2,420	3,609
Other liabilities, noncurrent	10,882	12,425
Long-term debt	103,988	108,607
Total liabilities	370,567	388,516
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2022 and January 31, 2023; no shares issued and outstanding as of January 31, 2022 and January 31, 2023	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2022 and January 31, 2023; 3,264 shares issued and outstanding as of January 31, 2022 and January 31, 2023	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2022 and January 31, 2023; 29,730 and 31,573 shares issued and outstanding as of January 31, 2022 and January 31, 2023, respectively	30	32
Additional paid-in capital	1,098,084	1,183,921
Accumulated other comprehensive income (loss)	388	(322)
Accumulated deficit	(1,224,483)	(1,330,034)
Total stockholders' deficit	(125,978)	(146,400)
Total liabilities and stockholders' deficit	$244,589	$242,116
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2021	2022	2023
Revenue:
Subscription	$183,645	$223,010	$271,290
Professional services and other	26,535	34,951	37,355
Total revenue	210,180	257,961	308,645
Cost of revenue:
Subscription	36,656	40,907	43,295
Professional services and other	20,092	26,239	29,783
Total cost of revenue	56,748	67,146	73,078
Gross profit	153,432	190,815	235,567
Operating expenses:
Sales and marketing	117,335	143,722	173,300
Research and development	66,474	81,027	95,093
General and administrative	42,708	54,536	56,047
Total operating expenses	226,517	279,285	324,440
Loss from operations	(73,085)	(88,470)	(88,873)
Other expense, net	(11,140)	(14,102)	(15,499)
Loss before income taxes	(84,225)	(102,572)	(104,372)
Provision for (benefit from) income taxes	409	(461)	1,179
Net loss	$(84,634)	$(102,111)	$(105,551)
Net loss per share, basic and diluted	$(2.89)	$(3.19)	$(3.10)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,308	32,021	34,092
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2021	2022	2023
Net loss	$(84,634)	$(102,111)	$(105,551)
Foreign currency translation adjustments	490	(489)	(710)
Unrealized losses on securities available for sale	(2)	—	—
Comprehensive loss	$(84,146)	$(102,600)	$(106,261)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)

			Stockholders' Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	3,263,659	$3	24,985,698	$25	$988,141	$389	$(1,037,738)	$(49,180)
Vesting of restricted stock units	—	—	1,032,063	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(49,183)	—	(1,745)	—	—	(1,745)
Issuance of common stock under employee stock purchase plan	—	—	860,300	2	6,746	—	—	6,748
Exercise of stock options	—	—	374,049	—	8,092	—	—	8,092
Stock-based compensation expense	—	—	—	—	33,674	—	—	33,674
Exercise of common stock warrants	—	—	68,508	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	3,098	—	—	3,098
Other comprehensive loss	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	(84,634)	(84,634)
Balance as of January 31, 2021	3,263,659	3	27,271,435	27	1,038,006	877	(1,122,372)	(83,459)
Vesting of restricted stock units	—	—	1,678,215	3	—	—	—	3
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(156,985)	—	(10,315)	—	—	(10,315)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	332,137	—	5,621	—	—	5,621
Stock-based compensation expense	—	—	—	—	60,639	—	—	60,639
Exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(489)	—	(489)
Net loss	—	—	—	—	—	—	(102,111)	(102,111)
Balance as of January 31, 2022	3,263,659	3	29,729,822	30	1,098,084	388	(1,224,483)	(125,978)
Vesting of restricted stock units	—	—	1,630,656	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	47,389	—	861	—	—	861
Stock-based compensation expense	—	—	—	—	83,413	—	—	83,413
Other comprehensive loss	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	(105,551)	(105,551)
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2021	2022	2023
Cash flows from operating activities
Net loss	$(84,634)	$(102,111)	$(105,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,765	5,363	5,290
Non-cash lease expense	3,969	4,839	4,727
Amortization of contract acquisition costs	14,376	15,835	16,943
Stock-based compensation expense	33,749	60,526	83,859
Other, net	4,340	3,618	6,768
Change in operating assets and liabilities:
Accounts receivable, net	(305)	(15,877)	(14,809)
Contract acquisition costs	(16,775)	(22,258)	(16,999)
Prepaid expenses and other	566	1,545	2,390
Accounts payable	(1,341)	3,755	6,947
Operating lease liabilities	(3,685)	(3,065)	(6,179)
Accrued expenses and other liabilities	6,595	9,706	(9,403)
Deferred revenue	22,508	38,503	15,127
Net cash (used in) provided by operating activities	(15,872)	379	(10,890)
Cash flows from investing activities
Purchases of property and equipment	(5,706)	(6,517)	(7,996)
Purchases of securities available for sale	(11,149)	—	—
Proceeds from maturities of securities available for sale	29,200	—	—
Purchases of intangible assets	(105)	—	—
Net cash provided by (used in) investing activities	12,240	(6,517)	(7,996)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	6,748	4,133	1,563
Shares repurchased for tax withholdings on vesting of restricted stock	(1,745)	(10,315)	—
Proceeds from structured payables	—	—	6,624
Payments on structured payables	—	—	(6,624)
Proceeds from exercise of stock options	8,092	5,621	861
Net cash provided by (used in) financing activities	13,095	(561)	2,424
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	488	(534)	(599)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,951	(7,233)	(17,061)
Cash, cash equivalents, and restricted cash at beginning of period	80,843	90,794	83,561
Cash, cash equivalents, and restricted cash at end of period	$90,794	$83,561	$66,500
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$836	$625	$309
Cash paid for interest	$7,586	$7,142	$9,111
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$—	$17,588	$4,608
Purchases of property and equipment included in accounts payable and lease liabilities	$—	$387	$1,275
Stock-based compensation capitalized as internal-use software	$583	$1,226	$1,583
Debt issuance costs in other liabilities, noncurrent	$3,395	$—	$—
Issuance of warrants in connection with credit facility	$3,098	$—	$—
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation and related service period; useful lives of fixed assets; capitalization and estimated useful life of internal-use software; the incremental borrowing rate used to calculate the present value of capitalized leases; evaluation for impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts and expected credit losses.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income within the consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the consolidated statements of stockholders’ deficit and the consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents may consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2022 and January 31, 2023. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2021, 2022 and 2023 were as follows (in thousands):

Balance as of January 31, 2020	$2,164
Additions	7,362
Write-offs	(5,746)
Balance as of January 31, 2021	3,780
Additions	5,673
Write-offs	(5,660)
Balance as of January 31, 2022	3,793
Additions	3,019
Write-offs	(4,728)
Balance as of January 31, 2023	$2,084
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
Amortization expense related to contract acquisition costs was $14.4 million, $15.8 million and $17.1 million for the years ended January 31, 2021, 2022 and 2023, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
There was no goodwill acquired and no impairment charges for goodwill during the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $12.0 million, $10.8 million and $13.9 million for the years ended January 31, 2021, 2022 and 2023, respectively.
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
•Expected Volatility. The expected volatility is estimated based on the volatility of the Company's common stock over a period equivalent to the expected term of the awards.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 20% and 26% of total cash, cash equivalents, and restricted cash as of January 31, 2022 and January 31, 2023, respectively.

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
No single customer accounted for more than 10% of revenue for the years ended January 31, 2021, 2022 and 2023 or more than 10% of accounts receivable as of January 31, 2022 and January 31, 2023.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is intended to provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, to ease the potential accounting and financial reporting burden associated with the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date from December 31, 2022 to December 31, 2024 and is effective immediately. The Company plans to adopt this standard when LIBOR is discontinued and is currently evaluating the impact on its consolidated financial statements and related disclosures.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2022 and January 31, 2023 were as follows (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$42,500	$—	$—	$42,500
Cash equivalents:
Money market funds	25,878	—	—	25,878
Certificates of deposit	15,183	—	—	15,183
Total cash and cash equivalents	$83,561	$—	$—	$83,561

	January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$38,789	$—	$—	$38,789
Cash equivalents:
Money market funds	8,591	—	—	8,591
Certificates of deposit	15,420	—	—	15,420
Restricted cash (1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$66,500	$—	$—	$66,500
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)
The following table summarizes the assets measured at fair value on a recurring basis as of January 31, 2022 and January 31, 2023 by level within the fair value hierarchy (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,878	$—	$—	$25,878
Certificates of deposit	—	15,183	—	15,183
Total cash equivalents	$25,878	$15,183	$—	$41,061

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,591	$—	$—	$8,591
Certificates of deposit	—	15,420	—	15,420
Total cash equivalents	$8,591	$15,420	$—	$24,011
During the years ended January 31, 2022 and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
See Note 8 "Leases" for fair value measurements related to its lease impairment.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2022	2023
Capitalized internal-use software development costs	$37,088	$44,399
Computer equipment and software	4,426	2,038
Leasehold improvements	2,129	3,070
Furniture, vehicles and office equipment	764	813
	44,407	50,320
Less accumulated depreciation and amortization	(26,823)	(28,945)
	$17,584	$21,375
Depreciation and amortization expense related to property and equipment was $4.0 million, $4.9 million and $5.4 million for the years ended January 31, 2021, 2022 and 2023, respectively.
The Company capitalized $5.5 million, $7.3 million and $8.2 million in software development costs during the years ended January 31, 2021, 2022 and 2023, respectively. Amortization of capitalized software development costs was $3.0 million, $4.3 million and $5.0 million for the years ended January 31, 2021, 2022 and 2023, respectively.
In November 2022, the Company disposed of $2.8 million of assets related to its data center, of which the majority were fully-depreciated, and recorded a $0.2 million gain on the sale in its consolidated statements of operations.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2022	2023
Intellectual property excluding patents	$2,458	$2,458
Patents	950	950
	3,408	3,408
Less accumulated amortization	(533)	(614)
	$2,875	$2,794
Amortization expense related to intangible assets was $0.6 million, $0.5 million and $0.1 million for the years ended January 31, 2021, 2022 and 2023, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 4.2 years.
As of January 31, 2023, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2024	$80
2025	80
2026	80
2027	75
2028	11
Thereafter	10
$336

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2022	2023
Accrued expenses	$13,436	$13,772
Accrued payroll and benefits	11,494	11,476
Accrued bonus	13,064	6,708
Accrued commissions	8,119	5,438
Employee stock purchase plan liability	3,840	3,071
Accrued payroll taxes	7,798	2,841
Sales and other taxes payable	518	1,111
Other accrued liabilities	1,707	4,889
	$59,976	$49,306

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Year Ended January 31,
	2021	2022	2023
Operating lease expense	$5,748	$6,451	$7,042
Short-term lease expense	2,266	1,263	1,274
Total lease expense	$8,014	$7,714	$8,316
Lease term and discount rate information are summarized as follows:

As of January 31, 2023
Weighted average remaining lease term (years)	4.0
Weighted average discount rate	10.0%
Maturities of lease liabilities as of January 31, 2023 were as follows (in thousands):

Year Ending January 31:
2024(1)	$6,599
2025	5,701
2026	5,203
2027	5,343
2028	1,797
Total lease payments	24,643
Less imputed interest	(4,467)
Present value of lease liabilities	$20,176

(1)Net of $0.6 million of tenant improvements which are expected to be utilized in fiscal 2024.
Cash paid for operating leases was $4.8 million, $5.2 million and $6.5 million during the years ended January 31, 2021, 2022 and 2023, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
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
In January 2023, the Company recorded an impairment of $1.8 million and $0.4 million to its ROU assets and related leasehold improvements, respectively, due to increased construction costs for one of its leases. The impairment charges are included in the accompanying consolidated statements of operations. The Company estimated the fair value using a discounted cash flows approach reflecting internally developed Level 3 assumptions.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2021, 2022 and 2023 were as follows (in thousands):

Balance as of January 31, 2020	$109,744
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(106,070)
Increase due to billings excluding amounts recognized as revenue during the period	128,578
Balance as of January 31, 2021	132,252
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(129,207)
Increase due to billings excluding amounts recognized as revenue during the period	167,710
Balance as of January 31, 2022	170,755
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(166,453)
Increase due to billings excluding amounts recognized as revenue during the period	181,580
Balance as of January 31, 2023	$185,882
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2023, approximately $346.4 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $222.1 million of this amount during the twelve months following January 31, 2023, with the balance recognized thereafter. As of January 31, 2023, approximately $31.8 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $21.7 million of which is expected to be recognized during the twelve months following January 31, 2023, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2021	2022	2023
United States	$159,462	$198,040	$241,753
Japan	22,157	25,046	24,668
Other	28,561	34,875	42,224
Total	$210,180	$257,961	$308,645
Percentage of revenue by geographic area:
United States	76%	77%	78%
Japan	11%	10%	8%
Other	13%	13%	14%
Other than the United States and Japan, no other individual country exceeded 10% of total revenue for the years ended January 31, 2021, 2022 and 2023. As of January 31, 2023, substantially all of the Company’s property and equipment was located in the United States.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of January 31, 2023. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While our loan agreement currently provides for a fallback from LIBOR to the U.S. prime rate, it is possible that we may amend our loan agreement to provide for a methodology to effect a transition from LIBOR to a new benchmark rate. As of January 31, 2023, the interest rate was approximately 10.3%. In addition to the 10.3%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis. During the years ended January 31, 2021, 2022 and 2023, $2.7 million, $2.8 million and $2.8 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,
	2022	2023
Principal	$110,599	$113,427
Less: unamortized debt issuance costs	(6,611)	(4,820)
Net carrying amount	$103,988	$108,607

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Credit Facility (Continued)
The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.600 on January 31, 2021 and April 30, 2021; 0.575 on July 31, 2021 and October 31, 2021; 0.550 on January 31, 2022 and April 30, 2022; 0.525 on July 31, 2022 and October 31, 2022; and 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2022 and January 31, 2023.
The Company incurred interest expense of $12.6 million, $13.4 million and $15.5 million for the years ended January 31, 2021, 2022 and 2023, respectively.
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
Structured Payables
In June 2022, the Company entered into a structured payables agreement pursuant to which the counterparty assumes responsibility for payables to designated suppliers. The agreement contains an annual limit of an aggregate of $60.0 million, with a maximum allowable outstanding principal balance at any time of $5.0 million. The Company is required to pay interest that accrues at a rate equal to 0.0417% per day after the date on which the Company is required to pay the counterparty with respect to each covered invoice, which interest rate increases to 0.0750% per day at the earlier of 61 days after the respective invoice due date or 121 days after the date of the approved invoice. The Company’s obligations are secured by $6.0 million of the Company's accounts receivable. As of January 31, 2023 there were no outstanding obligations related to these structured payables. During the year ended January 31, 2023 no interest expense was recognized related to this agreement.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)
As discussed more fully in Part I, Item 3 (Legal Proceedings), in November 2019, a securities class action complaint was filed by a purported stockholder of the Company against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of securities laws and seeking unspecified damages. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company believes a loss related to this matter is reasonably possible, but is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. As of the date of this report, the Company does not believe it is probable that this case will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit expires September 2023 and contains an option for renewal. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of January 31, 2023.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2023, the Company had non-cancelable commitments related to these services of $100.5 million.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2022 and January 31, 2023, no shares of preferred stock were issued and outstanding.

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
At January 31, 2022 and January 31, 2023, there were 3,263,659 shares of Class A common stock authorized. At January 31, 2022 and January 31, 2023, there were 3,263,659 shares of Class A common stock issued and outstanding.
At January 31, 2022 and January 31, 2023, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2022 and January 31, 2023, there were 29,729,822 and 31,572,826 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with the credit facility and a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2023, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2023, the number of shares available for grant under the 2018 Plan was increased by 1,649,674 shares. As of January 31, 2023, there were 3,874,073 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2021	2022	2023
Cost of revenue:
Subscription	$1,213	$2,819	$2,676
Professional services and other	843	1,753	1,822
Sales and marketing	10,936	21,241	30,636
Research and development	9,095	15,853	24,335
General and administrative	11,218	18,155	23,680
Interest expense	444	705	710
Total	$33,749	$60,526	$83,859
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the years ended January 31, 2021, 2022, and 2023.
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2021, 2022 and 2023:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	1,745,415	$23.91	4.6	$5,152
Exercised	(374,049)	21.64
Forfeited	(2,112)	27.96
Expired	(72,751)	37.53
Outstanding as of January 31, 2021	1,296,503	23.79	3.7	51,339
Exercised	(332,137)	16.92
Forfeited	(1,009)	28.20
Expired	(69)	40.02
Outstanding as of January 31, 2022	963,288	26.16	2.9	20,166
Exercised	(47,389)	18.17
Expired	(39,615)	30.48
Outstanding as of January 31, 2023	876,284	$26.40	1.9	$59
Vested and exercisable at January 31, 2023	875,242	$26.39	1.9	$59
The aggregate intrinsic value of options exercised was $10.8 million, $17.3 million and $1.5 million for the years ended January 31, 2021, 2022 and 2023, respectively. The intrinsic value represents the excess of the estimated market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of January 31, 2023 is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2023, there was $11,000 of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.1 years.

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
During the year ended January 31, 2023, the Company granted 71,667 PSUs with both a market and service-based condition. The PSUs are eligible to vest in three equal tranches on the one, two, and three year anniversaries of the grant date upon Company's Class B common stock achieving a 30-day volume-weighted average price for 30 consecutive trailing trading days of $60.00 per share, $70.00 per share, and $90.00 per share, respectively. The grant date fair values of the PSUs granted were $36.07 per share, $33.98 per share, and $30.26 per share, respectively, as determined by a Monte Carlo simulation model.
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2021, 2022 and 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2020	2,176,805	$23.40
Granted	3,209,165	25.94
Vested	(1,028,734)	21.71
Canceled	(499,075)	23.22
Outstanding as of January 31, 2021	3,858,161	25.97
Granted	2,540,946	77.98
Vested	(1,681,544)	25.37
Canceled	(378,944)	40.42
Outstanding as of January 31, 2022	4,338,619	55.40
Granted	2,314,571	39.46
Vested	(1,630,656)	51.26
Canceled	(1,128,440)	53.27
Outstanding as of January 31, 2023	3,894,094	$48.27
As of January 31, 2023, there was $150.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.4 years.
In March 2022, the Company paid out certain fiscal 2022 bonuses in the form of vested RSUs instead of cash, resulting in the issuance of approximately 90,000 shares of the Company's Class B common stock. The Company recognized $3.6 million of stock-based compensation related to these bonuses during the year ended January 31, 2023.

In April 2022, the Company modified and accelerated the vesting of awards for certain employees, resulting in the issuance of approximately 56,000 shares of the Company's Class B common stock. The Company recognized $2.6 million of stock-based compensation related to these modifications during the year ended January 31, 2023.
Employee Stock Purchase Plan

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the year ended January 31, 2023, the number of shares available under the ESPP was increased by 164,967 shares. As of January 31, 2023, there were 307 shares available under the ESPP.
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
As of January 31, 2023, a total of approximately 345,016 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of January 31, 2023, total unrecognized stock-based compensation related to the ESPP was $1.4 million, which is expected to be recognized over a weighted-average period of 0.5 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2021	2022	2023
Expected stock price volatility	49% - 83%	41% - 82%	60% - 90%
Expected term	0.5 - 2.0 years	0.5 - 1.0 year	0.5 - 1.0 year
Risk-free interest rate	0.11% - 0.23%	0.04% - 0.09%	1.09% - 4.05%
Expected dividend yield	–	–	–

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2021	2022	2023
Current income provision:
State	32	5	135
Foreign	361	80	586
	393	85	721
Deferred income tax provision:
Foreign	16	(546)	458
Provision for (benefit from) income taxes	$409	$(461)	$1,179
Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2021	2022	2023
Tax benefit at U.S. federal statutory rate(1)	$(17,687)	$(21,540)	$(21,918)
State income taxes, net of federal tax benefit	(4,689)	(4,896)	(5,325)
Non-deductible expenses	85	157	3,168
Foreign tax differential	351	(752)	7
Stock-based compensation	(4,263)	(15,045)	10,730
Research and development credits	(2,561)	(2,579)	(1,839)
Change in valuation allowance	29,160	44,287	16,260
Foreign withholding taxes	—	—	82
Other	13	(93)	14
Provision for (benefit from) income taxes	$409	$(461)	$1,179

(1) The statutory tax rate used in this analysis was 21% for the years ended January 31, 2021, 2022 and 2023.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2022	2023
Deferred tax assets:
Net operating loss carryforwards	$316,381	$313,405
Stock based compensation	11,641	9,584
Accruals and other reserves	3,880	3,760
Research and development credit carryforwards	20,397	22,236
163(j) interest limitation	10,578	12,421
174 Expense	—	17,242
Foreign acquisition costs	35	36
Lease liability	4,964	4,984
Deferred Revenue	—	904
Other	1,624	839
Gross deferred tax assets	369,500	385,411
Valuation allowance	(352,834)	(369,094)
Total deferred tax assets, net of valuation allowance	16,666	16,317

Deferred tax liabilities:
Contract acquisition costs	(8,924)	(9,014)
Capitalized software	(3,645)	(3,893)
Right-of-use assets	(4,010)	(3,751)
Basis difference in intangible assets	(313)	(351)
Total deferred tax liabilities	(16,892)	(17,009)
Net deferred tax liabilities	$(226)	$(692)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While limited losses may be utilized due to capitalization of research and development expense, the Company determined it was more-likely-than-not that its domestic deferred tax assets would not be realized as of January 31, 2022 and 2023 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
As of January 31, 2023, the Company had federal and state NOLs available to offset future taxable income, if any, of $1,166.2 million and $1,344.7 million, respectively. The federal NOLs will begin to expire in 2032. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2023, the Company also had unused federal and state research and development tax credits of $22.8 million and $8.7 million, respectively. A small portion of the federal and state credits will expire depending upon the various rules in the states in which the Company operates. As of January 31, 2023, the Company also had foreign tax credits of $0.4 million which begin to expire in 2024.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
During the fiscal years ended years ended January 31, 2021, 2022 and 2023, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2021	2022	2023
Beginning balance	$5,430	$6,333	$7,236
Increase in unrecognized tax benefits taken in prior years	939	914	663
Decrease in unrecognized tax benefits related to current year	(36)	(11)	(31)
	$6,333	$7,236	$7,868
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. Any tax legislation impacting the taxability of the Company may change the unrecognized tax benefits over the next twelve months.
The Company files U.S. federal, U.S. state, and foreign tax returns and is subject to examination by various taxing authorities for all open tax years. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.
The Company paid income taxes of $0.8 million, $0.6 million and $0.3 million during the years ended January 31, 2021, 2022 and 2023, respectively.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Year Ended January 31,
	2021		2022		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(9,426)	$(75,208)	$(10,408)	$(91,703)	$(10,106)	$(95,445)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	26,044	3,264	28,757	3,264	30,828
Net loss per share, basic and diluted	$(2.89)	$(2.89)	$(3.19)	$(3.19)	$(3.10)	$(3.10)
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

	Year Ended January 31,
	2021	2022	2023
Options to purchase common stock	498	751	92
Restricted stock units	1,830	2,193	425
Employee stock purchase program	1,037	353	—
Common stock warrants	85	45	—
	3,450	3,342	517
17. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Under the plan, employees may contribute up to 50% of their pretax salary, subject to certain IRC limitations. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. The Company recorded expenses for contributions to its retirement savings plan of $1.6 million, $3.9 million and $4.4 million during the years ended January 31, 2021, 2022 and 2023, respectively.
18. Subsequent Events
On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (SVB) and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. At such time, the Company had approximately $12.4 million in deposit accounts with SVB, an additional $18.3 million subject to SVB sweep account arrangements (with amounts held in custodial accounts with third-party financial institutions), and utilized SVB for its banking operations. On March 12, 2023, the U.S. Department of the Treasury, U.S. Federal Reserve, and the FDIC announced that depositors of SVB would have access to all of their cash deposits starting March 13, 2023, and on March 13, 2023, the FDIC announced that it transferred all deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. On March 13, 2023, the Company began to execute its plans to transfer excess cash deposits at SVB to other financial institutions. The Company does not anticipate any losses with respect to its cash that had been deposited with SVB or is deposited with Silicon Valley Bridge Bank, N.A., which continues to process payments for the Company.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2023.
The effectiveness of our internal controls over financial reporting as of January 31, 2023 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.domo.com/ir under "Governance". The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for all of our executive officers and directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting that information on our website address specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.

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

DOMO, INC.

Date: March 24, 2023	By:	/s/ Joshua G. James
Joshua G. James
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 24, 2023	By:	/s/ David Jolley
David Jolley
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua G. James and David Jolley, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023
Joshua G. James

/s/ David Jolley	Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2023
David Jolley

/s/ Dan Strong	Director	March 24, 2023
Dan Strong

/s/ Carine S. Clark	Director	March 24, 2023
Carine S. Clark

/s/ Renée Soto	Director	March 24, 2023
Renée Soto

/s/ Daniel Daniel	Director	March 24, 2023
Daniel Daniel

/s/ Jeff Kearl	Director	March 24, 2023
Jeff Kearl

/s/ John Pestana	Director	March 24, 2023
John Pestana

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	001-38553	3.1	April 15, 2019
3.2	Amended and Restated Bylaws	10-K	001-38553	3.2	April 15, 2019
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-225348	4.1	June 18, 2018
4.2	Amended and Restated Investor Rights Agreement, dated April 13, 2017, by and among the registrant and the investors and founders named therein	S-1	333-225348	4.2	June 1, 2018
4.3	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.4	Form of Amended and Restated Warrant to Purchase Stock, dated as of January 4, 2019	8-K	001-38553	4.1	January 7, 2019
4.5	Form of Warrant to Purchase Stock, dated as of August 7, 2020	8-K	001-38553	4.1	August 7, 2020
4.6	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan, as amended, and forms of agreements thereunder					X
10.6+	Executive Incentive Compensation Plan	S-1/A	333-225348	10.6	June 18, 2018
10.7	Loan and Security Agreement, dated as of December 5, 2017, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.7	June 1, 2018
10.8	First Amendment to Loan and Security Agreement and Pledge Agreement dated as of April 17, 2018, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.8	June 1, 2018
10.9	Third Amendment to Loan and Security Agreement, dated as of January 4, 2019, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent	8-K	001-38553	10.1	January 7, 2019
10.10	Fourth Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent	8-K	001-38553	10.1	August 10, 2020
10.11+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.12	Outside Director Compensation Policy	S-1	333-225348	10.10	June 18, 2018
10.13+	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.14+	Corrected Confirmatory Employment Letter, dated June 17, 2018, between the registrant and Joshua James	8-K	001-38553	10.1	May 14, 2019

10.15+	Corrected Confirmatory Employment Letter, dated June 15, 2018, between the registrant and Bruce Felt	8-K	001-38553	10.2	May 14, 2019
10.16+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1	333-225348	10.14	June 18, 2018
10.17+	Letter Agreement, dated as of March 1, 2022, by and among the Company, Joshua James, Cocolalla, LLC and Cinnamon Birch, LLC	8-K	001-38553	10.1	March 1, 2022
10.18+	Separation and Transition Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.2	March 1, 2022
10.19+	Registration Rights Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.3	March 1, 2022
10.20+	Transition Services Agreement, dated December 8, 2022, by and between the Company and Bruce Felt	8-K	001-38553	10.1	December 8, 2022
10.21+	Separation and Transition Agreement, dated January 9, 2023, by and between the Company and Catherine Wong	8-K	001-38553	10.1	January 10, 2023
10.22+	Confirmatory Employment Letter, dated as of January 30, 2023, by and between the Company and Daren Thayne	8-K	001-38553	99.1	February 1, 2023
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Powers of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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