Form 10-Q
period 2023-04-30
DOMO, INC.
filed 2023-06-09
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to .
Commission File Number 001-38553.

DOMO, INC.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3687433 (I.R.S. Employer Identification No.)
772 East Utah Valley Drive
American Fork, UT 84003
(Address of principal executive offices, including zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 1, 2023, there were approximately 3,263,659 shares of the registrant's Class A common stock and 32,446,941 shares of the registrant's Class B common stock outstanding.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described further in the section of this report captioned “Risk Factors,” which may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks include the following:

•we have a history of losses and may never achieve profitability;
•if we fail to manage our growth effectively, our business and operating results will be adversely affected;
•our ability to raise capital in the future may be limited, and, if we fail to raise capital when needed in the future, we could be prevented from growing or could be forced to delay or eliminate product development efforts or other operations;
•adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects;
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
•we have recently experienced management and board turnover, which creates uncertainties and could harm our business;
•we are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business;
•if our network, application or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities;
•third-party claims that we are infringing or otherwise violating the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business could be harmed;
•the success of our business depends in part on our ability to protect and enforce our intellectual property rights;

•the dual class structure of our common stock has the effect of concentrating voting control with Joshua G. James, our founder and chief executive officer, which will limit your ability to influence the outcome of important transactions, including a change in control; and
•economic uncertainties or downturns could materially adversely affect our business.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2023	2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$66,500	$65,988
Accounts receivable, net of allowances of $2,084 and $2,580 as of January 31, 2023 and April 30, 2023, respectively	78,958	56,890
Contract acquisition costs, net	15,908	15,694
Prepaid expenses and other current assets	7,447	8,441
Total current assets	168,813	147,013
Property and equipment, net	21,375	22,160
Right-of-use assets	15,255	14,406
Contract acquisition costs, noncurrent, net	22,299	20,906
Intangible assets, net	2,794	2,774
Goodwill	9,478	9,478
Other assets	2,102	2,453
Total assets	$242,116	$219,190
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$12,120	$12,452
Accrued expenses and other current liabilities	49,306	39,656
Lease liabilities	4,905	4,912
Deferred revenue	182,273	173,646
Total current liabilities	248,604	230,666
Lease liabilities, noncurrent	15,271	14,101
Deferred revenue, noncurrent	3,609	3,077
Other liabilities, noncurrent	12,425	12,741
Long-term debt	108,607	109,774
Total liabilities	388,516	370,359
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2023 and April 30, 2023; no shares issued and outstanding as of January 31, 2023 and April 30, 2023	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2023 and April 30, 2023; 3,264 shares issued and outstanding as of January 31, 2023 and April 30, 2023	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2023 and April 30, 2023; 31,573 and 32,447 shares issued and outstanding as of January 31, 2023 and April 30, 2023, respectively	32	32
Additional paid-in capital	1,183,921	1,203,375
Accumulated other comprehensive loss	(322)	(142)
Accumulated deficit	(1,330,034)	(1,354,437)
Total stockholders' deficit	(146,400)	(151,169)
Total liabilities and stockholders' deficit	$242,116	$219,190
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2022	2023
Revenue:
Subscription	$64,575	$71,090
Professional services and other	9,889	8,368
Total revenue	74,464	79,458
Cost of revenue:
Subscription	10,667	10,612
Professional services and other	6,994	7,957
Total cost of revenue	17,661	18,569
Gross profit	56,803	60,889
Operating expenses:
Sales and marketing	45,587	43,162
Research and development	23,191	23,435
General and administrative	16,660	14,001
Total operating expenses	85,438	80,598
Loss from operations	(28,635)	(19,709)
Other expense, net	(4,065)	(4,495)
Loss before income taxes	(32,700)	(24,204)
Provision for income taxes	188	199
Net loss	$(32,888)	$(24,403)
Net loss per share, basic and diluted	$(0.99)	$(0.69)
Weighted-average number of shares used in computing net loss per share, basic and diluted	33,295	35,222
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2023
Net loss	$(32,888)	$(24,403)
Foreign currency translation adjustments	(703)	180
Comprehensive loss	$(33,591)	$(24,223)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	3,263,659	$3	29,729,822	$30	$1,098,084	$388	$(1,224,483)	$(125,978)
Vesting of restricted stock units	—	—	527,423	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	37,727	—	724	—	—	724
Stock-based compensation expense	—	—	—	—	25,328	—	—	25,328
Other comprehensive loss	—	—	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	—	—	(32,888)	(32,888)
Balance as of April 30, 2022	3,263,659	$3	30,459,931	$30	$1,125,699	$(315)	$(1,257,371)	$(131,954)

	Three Months Ended April 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	704,314	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	169,801	—	2,032	—	—	2,032
Stock-based compensation expense	—	—	—	—	17,422	—	—	17,422
Other comprehensive income	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	(24,403)	(24,403)
Balance as of April 30, 2023	3,263,659	$3	32,446,941	$32	$1,203,375	$(142)	$(1,354,437)	$(151,169)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2023
Cash flows from operating activities
Net loss	$(32,888)	$(24,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,607	1,491
Non-cash lease expense	1,198	1,149
Amortization of contract acquisition costs	4,312	4,568
Stock-based compensation expense	25,264	16,472
Other, net	920	1,517
Change in operating assets and liabilities:
Accounts receivable, net	17,515	22,068
Contract acquisition costs	(3,203)	(3,073)
Prepaid expenses and other	(5,803)	(1,397)
Accounts payable	8,085	1,490
Operating lease liabilities	(502)	(1,597)
Accrued expenses and other liabilities	(14,186)	(8,298)
Deferred revenue	(1,538)	(9,159)
Net cash provided by operating activities	781	828
Cash flows from investing activities
Purchases of property and equipment	(1,937)	(3,576)
Net cash used in investing activities	(1,937)	(3,576)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	1,563	2,032
Proceeds from exercise of stock options	724	—
Net cash provided by financing activities	2,287	2,032
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(697)	204
Net increase (decrease) in cash, cash equivalents, and restricted cash	434	(512)
Cash, cash equivalents, and restricted cash at beginning of period	83,561	66,500
Cash, cash equivalents, and restricted cash at end of period	$83,995	$65,988
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$(44)	$123
Cash paid for interest	$1,872	$2,950
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$903	$297
Purchases of property and equipment included in accounts payable and lease liabilities	$64	$136
Stock-based compensation capitalized as internal-use software	$381	$490
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the data, systems and people in an organization, giving them access to real-time data and insights and allowing them to put data to work for everyone so they can multiply their impact on the business. The Company is incorporated in Delaware. The Company's headquarters is located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, Canada, and India.
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2023, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the three months ended April 30, 2022 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2023 and its results of operations and cash flows for the three months ended April 30, 2022 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2024 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2023, included in the Company's Annual Report on Form 10-K.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2023 and April 30, 2023. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Amortization expense related to contract acquisition costs was $4.3 million and $4.6 million for the three months ended April 30, 2022 and 2023, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Revenue Recognition
The Company derives revenue primarily from subscription revenue, which consists of subscription-based agreements and, to a lesser extent, consumption-based agreements for its cloud-based platform. The Company also sells professional services. Revenue is recognized when control of these services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services, net of sales taxes.
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
Pricing is generally fixed at contract inception and therefore, the Company's contracts do not contain a significant amount of variable consideration.
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
Revenue from subscription-based agreements primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services. The majority of the Company's subscription-based agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company's contracts are generally non-cancelable. Consumption-based agreements include fees for a committed annual spend based upon an estimated volume of usage. Revenue from consumption-based contracts is also recognized ratably over the related contractual term of the contract. Amounts for the annual commitment will expire if unused at the end of each annual period.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.9 million and $3.0 million for the three months ended April 30, 2022 and 2023, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 26% and 25% of total cash, cash equivalents, and restricted cash as of January 31, 2023 and April 30, 2023, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2022 and 2023 or more than 10% of accounts receivable as of January 31, 2023 and April 30, 2023.
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
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2023 and April 30, 2023 were as follows (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$38,789	$—	$—	$38,789
Cash equivalents:
Money market funds	8,591	—	—	8,591
Certificates of deposit	15,420	—	—	15,420
Restricted cash(1)	$3,700	$—	$—	$3,700
Total cash, cash equivalents, and restricted cash	$66,500	$—	$—	$66,500

	April 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$55,614	$—	$—	$55,614
Cash equivalents:
Money market funds	6,674	—	—	6,674
Restricted cash(1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$65,988	$—	$—	$65,988
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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2023 and April 30, 2023 by level within the fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,591	$—	$—	$8,591
Certificates of deposit	—	15,420	—	15,420
Total cash equivalents	$8,591	$15,420	$—	$24,011

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,674	$—	$—	$6,674
Total cash equivalents	$6,674	$—	$—	$6,674
During the three months ended April 30, 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2023	2023
Capitalized internal-use software development costs	$44,399	$46,480
Computer equipment and software	2,038	1,918
Leasehold improvements	3,070	3,281
Furniture, vehicles and office equipment	813	817
	50,320	52,496
Less accumulated depreciation and amortization	(28,945)	(30,336)
	$21,375	$22,160
Depreciation and amortization expense related to property and equipment was $1.6 million and $1.5 million for the three months ended April 30, 2022 and 2023, respectively.
The Company capitalized $1.9 million and $2.6 million in software development costs during the three months ended April 30, 2022 and 2023, respectively. Amortization of capitalized software development costs was $1.4 million and $1.3 million for the three months ended April 30, 2022 and 2023, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2023	2023
Intellectual property excluding patents	$2,458	$2,458
Patents	950	950
	3,408	3,408
Less accumulated amortization	(614)	(634)
	$2,794	$2,774
Amortization expense related to intangible assets was $20,000 and $20,000 for the three months ended April 30, 2022 and 2023, respectively. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 4.0 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2023	2023
Accrued expenses	$13,772	$12,665
Accrued payroll and benefits	11,476	12,024
Accrued commissions	5,438	3,337
Accrued bonus	6,708	3,273
Accrued payroll taxes	2,841	2,136
Sales and other taxes payable	1,111	991
Employee stock purchase plan liability	3,071	642
Other accrued liabilities	4,889	4,588
	$49,306	$39,656
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2022	2023
Operating lease expense	$1,711	$1,634
Short-term lease expense	382	265
Total lease expense	$2,093	$1,899
Lease term and discount rate information are summarized as follows:

As of April 30, 2023
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	10.0%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Maturities of lease liabilities as of April 30, 2023 are as follows (in thousands):

Year Ending January 31:
2024(1)	$4,760
2025	5,745
2026	5,203
2027	5,343
2028	1,797
Total lease payments	22,848
Less imputed interest	(3,835)
Present value of lease liabilities	$19,013
(1)Net of $0.4 million of tenant improvements which are expected to be utilized in fiscal 2024.
Cash paid for operating leases was $0.8 million and $1.7 million for the three months ended April 30, 2022 and 2023, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2023 were as follows (in thousands):

Balance as of January 31, 2023	$185,882
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(73,324)
Increase due to billings excluding amounts recognized as revenue during the period	64,165
Balance as of April 30, 2023	$176,723
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2023, approximately $336.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $220.5 million of this amount during the twelve months following April 30, 2023, with the balance recognized thereafter. As of April 30, 2023, approximately $20.2 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $17.0 million of which is expected to be recognized during the twelve months following April 30, 2023, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2022	2023
United States	$58,568	$63,000
Japan	6,434	6,070
Other	9,462	10,388
Total	$74,464	$79,458
Percentage of revenue by geographic area:
United States	79%	79%
Japan	9%	8%
Other	12%	13%
Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2022 and 2023. As of April 30, 2023, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of April 30, 2023. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While the credit facility currently provides for a fallback from LIBOR to the U.S. prime rate, it is possible that the Company may amend the credit facility to provide for a methodology to effect a transition from LIBOR to a new benchmark rate. As of April 30, 2023, the interest rate was approximately 10.7%. In addition to the 10.7%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis. During the three months ended April 30, 2022 and 2023, $0.7 million and $0.7 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2023	2023
Principal	$113,427	$114,129
Less: unamortized debt issuance costs	(4,820)	(4,355)
Net carrying amount	$108,607	$109,774
The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the covenant terms of the credit facility at January 31, 2023 and April 30, 2023.
The Company incurred interest expense of $3.4 million and $4.5 million for the three months ended April 30, 2022 and 2023, respectively.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit expires September 2023 and contains an option for renewal. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of April 30, 2023.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2023 and April 30, 2023, no shares of preferred stock were issued and outstanding.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit (Continued)
At January 31, 2023 and April 30, 2023, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2023 and April 30, 2023, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2023 and April 30, 2023, there were 31,572,826 and 32,446,941 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2023, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2023, the number of shares available for grant under the 2018 Plan was increased by 1,741,824 shares. As of April 30, 2023, there were 4,533,470 shares available for grant under the 2018 Plan.
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

	Three Months Ended April 30,
	2022	2023
Cost of revenue:
Subscription	$731	$618
Professional services and other	468	479
Sales and marketing	8,075	6,730
Research and development	7,004	4,975
General and administrative	8,805	3,508
Interest expense	181	162
Total	$25,264	$16,472

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three months ended April 30, 2022 and April 30, 2023.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2023:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	876,284	$26.40	1.9	$59
Expired	(11,039)	26.89
Outstanding as of April 30, 2023	865,245	$26.39	1.4	$62
The aggregate intrinsic value of options exercised was $1.4 million during the three months ended April 30, 2022, and there were no options exercised during the three months ended April 30, 2023. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2023 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2023, all outstanding stock options were vested and exercisable and stock-based compensation expense has been recognized related to all outstanding stock options.
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
During the three months ended April 30, 2022 the Company granted 71,667 PSUs with both a market and service-based condition. These awards were subsequently modified and related to the service-based condition, which resulted in a $1.1 million reversal of stock-based compensation expense during the three months ended April 30, 2023. Additionally, 23,889 of these PSUs were canceled during the three months ended April 30, 2023.
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2023	3,894,094	$48.27
Granted	1,418,835	14.10
Vested	(704,314)	44.81
Canceled	(489,825)	43.94
Outstanding as of April 30, 2023	4,118,790	$37.61
As of April 30, 2023, there was $127.1 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2023, the number of shares available under the ESPP was increased by 522,547 shares. As of April 30, 2023, there were 353,053 shares available under the ESPP.
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
As of April 30, 2023, a total of approximately 363,316 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2024. As of April 30, 2023, total unrecognized stock-based compensation related to the ESPP was $1.9 million, which is expected to be recognized over a weighted-average period of 0.8 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.2 million and $0.2 million for the three months ended April 30, 2022 and 2023, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)

	Three Months Ended April 30,
	2022		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(3,224)	$(29,664)	$(2,261)	$(22,142)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	30,031	3,264	31,958
Net loss per share, basic and diluted	$(0.99)	$(0.99)	$(0.69)	$(0.69)
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

	Three Months Ended April 30,
	2022	2023
Options to purchase common stock	416	4
Restricted stock units	888	68
Employee stock purchase program	72	—
Common stock warrants	1	—
	1,377	72

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
•the potential impact on our business transitioning to a consumption-based pricing model;
•the anticipated trends, market opportunity, growth rates and challenges in our business and in the business intelligence software market;
•our plans with respect to amending our loan agreement to effect transition from LIBOR to new benchmark rate;
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

Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then enabling all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based data experience platform that digitally connects everyone at an organization — from the CEO to frontline employees — with all the people, data, and systems in an organization, giving them access to real-time data and insights and allowing them to put data to work for everyone so they can multiply their impact on the business.
We typically offer our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities, or usage. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broad enterprise adoption.
We recently began offering our platform as a consumption-based service. Customers have an annual purchase commitment which is paid upfront, and is based on an estimated volume of usage. We believe this model could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We believe this has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. We expect an increase in the number of consumption-based agreements in future periods. However, we have limited experience with consumption-based agreements and changes in our pricing and subscription models subject us to a number of uncertainties.

As of April 30, 2023, 65% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 65% of customers as of January 31, 2023. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2022 and 2023, total RPO was $351.5 million and $356.7 million, respectively, representing year-over-year growth of 1%. The amount of RPO expected to be recognized as revenue in the next twelve months was $225.0 million and $237.5 million as of April 30, 2022 and 2023, respectively, representing year-over-year growth of 6%.
We had total revenue of $74.5 million and $79.5 million for the three months ended April 30, 2022 and 2023, respectively, reflecting a year-over-year increase of 7%. For the three months ended April 30, 2022 and 2023, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 79% and 79% or our total revenue for the three months ended April 30, 2022 and 2023, respectively.
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

We have incurred significant net losses since our inception, including net losses of $32.9 million and $24.4 million for the three months ended April 30, 2022 and 2023, respectively, and had an accumulated deficit of $1,354.4 million at April 30, 2023. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Impact of Macroeconomic Conditions
Prevailing macroeconomic conditions have impacted, and may continue to impact, our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance. Ongoing concerns about the health of the U.S. and global economies may cause certain existing and potential customers to reduce or delay technology spending or, seek payment or other concessions from us, which may materially and negatively impact our operating results, financial condition and prospects. Furthermore, the United States has been experiencing historically elevated rates of inflation. This inflationary environment may cause us to incur higher operating costs that we may not be able to recoup through the pricing of our platform, and may further contribute to reduced or delayed technology spend by our customers in an effort to mitigate their own rising costs.
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
As of April 30, 2023, we had over 2,500 customers. For the three months ended April 30, 2022 and 2023, our enterprise customers accounted for 49% and 47% of our revenue, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 93% and 88% for the 12 months ended April 30, 2022 and 2023, respectively.
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
Sales and marketing expense as a percentage of total revenue was 61% for the three months ended April 30, 2022 compared to 54% for the three months ended April 30, 2023.
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
Research and development expense as a percentage of total revenue was 31% for the three months ended April 30, 2022 compared to 29% for the three months ended April 30, 2023.
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
The following table sets forth our billings for the three months ended April 30, 2022 and 2023:

	Three Months Ended April 30,
	2022	2023
Billings (in thousands)	$72,926	$70,299
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription revenue, which consists of subscription-based agreements and, to a lesser extent, consumption-based agreements for our cloud-based platform. We also sell professional services.
Revenue from subscription-based agreements is a function of customers, platform tier, number of users, price per user, and transaction and data volumes. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Consumption-based agreements include fees for a committed annual spend based upon an estimated volume of usage. Revenue from consumption-based contracts is also recognized ratably over the related contractual term of the contract. Amounts for the annual commitment will expire if unused at the end of each annual period.

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
Other Expense, Net
Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses foreign currency gains and losses upon remeasurement of intercompany balances, interest income, and sublease income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
Income Taxes
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2022	2023
Revenue:	(in thousands)
Subscription	$64,575	$71,090
Professional services and other	9,889	8,368
Total revenue	74,464	79,458
Cost of revenue:
Subscription(1)	10,667	10,612
Professional services and other(1)	6,994	7,957
Total cost of revenue	17,661	18,569
Gross profit	56,803	60,889
Operating expenses:
Sales and marketing(1)(3)	45,587	43,162
Research and development(1)	23,191	23,435
General and administrative(1)(2)(3)	16,660	14,001
Total operating expenses	85,438	80,598
Loss from operations	(28,635)	(19,709)
Other expense, net(1)	(4,065)	(4,495)
Loss before income taxes	(32,700)	(24,204)
Provision for income taxes	188	199
Net loss	$(32,888)	$(24,403)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2023
Cost of revenue:	(in thousands)
Subscription	$731	$618
Professional services and other	468	479
Sales and marketing(a)	8,075	6,730
Research and development(a)	7,004	4,975
General and administrative(a)(b)	8,805	3,508
Other expense, net	181	162
Total	$25,264	$16,472
(a) Includes $3.6 million of stock-based compensation related to the settlement of certain fiscal 2022 bonuses during the three months ended April 30, 2022.
(b) Includes $2.6 million of stock-based compensation related to the modification of certain awards during the three months ended April 30, 2022.
(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended April 30, 2022 and 2023, respectively.

(3)Includes executive officer severance as follows:

	Three Months Ended April 30,
	2022	2023
	(in thousands)
Sales and marketing	$—	$443
General and administrative	—	1,328
Total executive officer severance	$—	$1,771

	Three Months Ended April 30,
	2022	2023
Revenue:
Subscription	87%	89%
Professional services and other	13	11
Total revenue	100	100
Cost of revenue:
Subscription	14	13
Professional services and other	10	10
Total cost of revenue	24	23
Gross margin	76	77
Operating expenses:
Sales and marketing	61	54
Research and development	31	29
General and administrative	22	19
Total operating expenses	114	102
Loss from operations	(38)	(25)
Other expense, net	(5)	(6)
Loss before income taxes	(43)	(31)
Provision for income taxes	—	—
Net loss	(43)%	(31)%
Discussion of the Three Months Ended April 30, 2022 and 2023
Revenue

	Three Months Ended April 30,
	2022	2023	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$64,575	$71,090	$6,515	10%
Professional services and other	9,889	8,368	(1,521)	(15)
Total revenue	$74,464	$79,458	$4,994	7
Percentage of revenue:
Subscription	87%	89%
Professional services and other	13	11
Total	100%	100%
The increase in subscription revenue was primarily due to a $6.4 million increase from new customers. Our customer count increased 7% from April 30, 2022 to April 30, 2023. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter. The decrease in professional services and other revenue was due to a higher amount of revenue recognized from the delivery of custom apps during the three months ended April 30, 2022.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2022	2023	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$10,667	$10,612	$(55)	(1)%
Professional services and other	6,994	7,957	963	14
Total cost of revenue	$17,661	$18,569	$908	5
Gross profit	$56,803	$60,889	$4,086	7
Gross margin:
Subscription	83%	85%
Professional services and other	29	5
Total gross margin	76	77
Professional services and other cost of revenue increased primarily due to a $1.2 million increase in outsourced services.
Subscription gross margin improved due to cost improvements from continued proactive management and optimization of our third-party hosting services. We expect subscription gross margin to remain relatively flat in future periods.
Services gross margin declined primarily due to a higher amount of revenue recognized from the delivery of custom apps during the three months ended April 30, 2022 and a higher volume of hours delivered by partners at a higher average cost per hour during the three months ended April 30, 2023. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants and their respective rates, seasonality, and timing of projects with higher margins.
Operating Expenses

	Three Months Ended April 30,
	2022	2023	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$45,587	$43,162	$(2,425)	(5)%
Research and development	23,191	23,435	244	1
General and administrative	16,660	14,001	(2,659)	(16)
Total operating expenses	$85,438	$80,598	$(4,840)	(6)
Percentage of revenue:
Sales and marketing	61%	54%
Research and development	31	29
General and administrative	22	19
Sales and marketing expenses decreased primarily due to a $2.1 million decrease in marketing expense, of which $1.5 represented marketing events. We expect sales and marketing expense to increase in the near term as we continue to invest in the growth of our business.
Research and development expenses were relatively flat during the three months ended April 30, 2023. In the near term, we expect research and development expense to increase.
General and administrative expenses decreased primarily due to a $2.1 million decrease in employee-related costs. This decrease included a $5.3 million decrease in stock-based compensation, which was partially offset by a $2.1 million increase in bonus expense and a $1.3 million increase in executive severance expense. Professional and legal fees decreased by $0.8 million. In the near term, we expect general and administrative expense to fluctuate from period to period.
Other Expense, Net

	Three Months Ended April 30,
	2022	2023	$ Change	% Change
		(in thousands)
Other expense, net	$(4,065)	$(4,495)	$(430)	11%
Other expense, net increased primarily due to a $1.1 million increase in interest expense, partially offset by increases in interest income and sublease income. We expect interest expense to continue to increase modestly due to an increasing principal balance and anticipated higher market interest rates.
Income Taxes

	Three Months Ended April 30,
	2022	2023	$ Change	% Change
		(in thousands)
Provision for income taxes	$188	$199	$11	6%
In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries and changes in state tax laws.
Liquidity and Capital Resources
As of April 30, 2023, we had $66.0 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We also have a $100 million credit facility, all of which had been drawn as of April 30, 2023.
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
Moreover, we may not be able to access a portion of our existing cash and cash equivalents due to conditions adversely affecting the financial institutions with which we do business, including limited liquidity, insolvency or receivership. Any such conditions could imperil our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition. For additional information, see the section of this report captioned “Risk Factors—Risks Related to Our Financial Position and Capital Needs—Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.”

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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2023. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While the credit facility currently provides for a fallback from LIBOR to the U.S. prime rate, it is possible that we may amend the credit facility to provide for a methodology to effect a transition from LIBOR to a new benchmark rate. It is not possible to predict the effect or timing of any establishment of a successor benchmark rate or its effect on our loan agreement or our business generally.The transition from LIBOR could result in our interest costs increasing and our access to capital could change, which could adversely affect our results of operations and cash flows. As of April 30, 2023, the interest rate was approximately 10.7%. In addition to the 10.7%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of our business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make investments or enter into transactions with affiliates. The credit facility is secured by substantially all of our assets. In addition, we are required to comply with a financial covenant based on the ratio of our outstanding indebtedness to our annualized recurring revenue. The maximum ratio is 0.500 on January 31, 2023 through the maturity date. The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the covenant terms of the credit facility at January 31, 2023 and April 30, 2023.

Historical Cash Flow Trends

	Three Months Ended April 30,
	2022	2023

	(in thousands)
Net cash provided by operating activities	$781	$828
Net cash used in investing activities	(1,937)	(3,576)
Net cash provided by financing activities	2,287	2,032
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
Net cash provided by operating activities during the three months ended April 30, 2023 consisted of cash collected from customers of $93.6 million exceeding the cash outflows of $92.8 million. Significant components of cash outflows included $53.8 million for personnel costs and $18.0 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the three months ended April 30, 2023 consisted primarily of $2.1 million of capitalized development costs related to internal-use software and $1.5 million of purchased property and equipment.
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
Net cash provided by financing activities for the three months ended April 30, 2023 consisted of $2.0 million of proceeds from shares issued in connection with our employee stock purchase plan.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate, foreign currency exchange rate, and inflation sensitivities as follows:
Interest Rate Risk
As of April 30, 2023, we had $66.0 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2023. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) three-month LIBOR plus 5.5% per year. In the event that LIBOR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. LIBOR is expected to be replaced as an index rate in financial transactions by an alternative benchmark rate in the near future. While the credit facility currently provides for a fallback from LIBOR to the U.S. prime rate, it is possible that we may amend the credit facility to provide for a methodology to effect a transition from LIBOR to a new benchmark rate. It is not possible to predict the effect or timing of any establishment of a successor benchmark rate or its effect on our loan agreement or our business generally. The transition from LIBOR could result in our interest costs increasing and our access to capital could change, which could adversely affect our results of operations and cash flows. As of April 30, 2023, the interest rate was approximately 10.7%. In addition to the 10.7%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2023, we had total debt outstanding with a carrying amount of $109.8 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after April 30, 2023 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
State Securities Class Action
In November 2019, a securities class action complaint captioned Volonte v. Domo, Inc., et. al, Case No. 19-04-01778, was filed by a stockholder of the Company in the Fourth Judicial District Court for the County of Utah in the State of Utah against the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's June 2018 initial public offering alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with the Company's initial public offering and sought unspecified damages. On August 19, 2020, the defendants filed a motion to dismiss the Volonte complaint. On April 13, 2021, the court granted the motion and dismissed the complaint. On April 25, 2021, the plaintiff filed a motion to amend or alter judgment or for reconsideration. On June 2, 2021, the court denied the plaintiff's motion. On June 14, 2021, the plaintiff filed a notice of appeal. On October 14, 2021, the plaintiff/appellant filed his principal brief in the Utah Court of Appeals (Appellate Case No. 20210399-CA). The appeal was fully briefed as of January 20, 2022, and the court heard oral argument from the parties on May 12, 2022. On March 9, 2023, the court affirmed the district court's dismissal of the complaint. The plaintiff did not file a petition for a writ of certiorari in the Utah Supreme Court to challenge the Court of Appeals’ decision and the deadline to do so has expired. The case is now closed.

The Company is involved in other legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company's financial condition, results of operations, or liquidity. See "Note 12—Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our legal proceedings.
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
We incurred net losses of $32.9 million and $24.4 million for the three months ended April 30, 2022 and 2023, respectively, and had an accumulated deficit of $1,354.4 million at April 30, 2023. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We intend to continue to grow our business. If we cannot adequately train new employees, including our direct sales force, or if new employees are not as productive as quickly as we would like, sales may decrease or customers may lose confidence in the knowledge and capability of our employees. In addition, we may make direct investments in our international business, and increase the number of employees outside the United States. We must successfully manage growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,354.4 million as of April 30, 2023. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $0.8 million and $0.8 million for the three months ended April 30, 2022 and 2023, respectively. As of April 30, 2023, we had $66.0 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. Prior to SVB’s closure, we had approximately $12.4 million in deposit accounts with SVB and an additional $18.3 million subject to SVB sweep account arrangements (with amounts held in custodial accounts with third-party financial institutions). As a result of U.S. government intervention, we subsequently regained access to our accounts at SVB, and Silicon Valley Bridge Bank has assumed SVB’s obligations to honor our standby letter of credit. However, there remains significant uncertainty surrounding the impact of these bank closures on the broader financial system. Moreover, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including customers and suppliers, may be unable to satisfy their obligations to, or enter into new commercial arrangements with us.
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
To increase our revenue, we must add new customers. Demand for our platform is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and release of new applications and features, technological change, growth or contraction in our addressable market, and accessibility across mobile devices, operating systems, and applications, and macroeconomic changes, including the impact of public health epidemics or pandemics, on the demand for technology solutions like ours. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2024. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of public health epidemics or pandemics. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
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
To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales force. We will continue to dedicate significant resources to sales and marketing programs. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and sales leadership. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as we would like, changes in sales leadership could adversely affect our existing sales personnel, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. In particular, we may in the future need to adjust our go-to-market cost structure and target metrics, particularly as they relate to how we structure, effect, and compensate our direct sales personnel to become more efficient and effective at selling under a consumption-based business model. Any adjustments in compensation structure could negatively affect the productivity of our direct sales personnel, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.
We may be subject to litigation in the future, which will require significant management attention, could result in significant legal expenses and may result in unfavorable outcomes, all or any of which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.
We may in the future become subject to litigation or claims arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. For example, a securities class action complaint was filed against us and certain of our current and former directors and officers in November 2019, asserting violations of federal securities laws and seeking unspecified damages. For more information about this matter, which has been dismissed, see Part II, Item 1 (Legal Proceedings) of this report.
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
In March 2023, we announced John Mellor's resignation and the re-appointment of Joshua G. James as our chief executive officer. In December 2022, we announced the resignation of Bruce Felt as our chief financial officer and, in March 2023, the appointment of David Jolley to replace Mr. Felt. In January 2023, we announced the resignation of Catherine Wong as our chief operating officer and executive vice president of engineering and the appointment of Daren Thayne to succeed Ms. Wong as executive vice president of engineering. Mr. Thayne assumed the responsibilities of Ms. Wong in addition to his previous responsibilities. In addition, we recently have experienced significant changes in the composition of our board of directors, and more could occur in the future. In February 2023, we announced the resignation of Laurence “Jay” Brown, Jr., Dana Evan and Joy Driscoll Durling as our directors. In March 2023, we announced the appointment of Dan Strong and Renée Soto to our board of directors to fill the open vacancies. Changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as the new executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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

Before the COVID-19 pandemic, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, a large portion of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of this shift on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus pandemic or other public health emergencies, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 79%, and 79% of our total revenue for the three months ended April 30, 2022 and 2023, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
Any of these risks could adversely affect our international operations, reduce our international revenue or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects. Our limited experience operating our business in certain geographies outside of the United States increases the risk that recent and any potential future expansion efforts will not be successful. If substantial time and resources invested to expand our international operations do not result in a successful outcome, our operating results and business will suffer.
In addition, compliance with laws and regulations applicable to our international operations increases the cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us. There can be no assurance that all of our employees, contractors, and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business and operating results.
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Following enactment of the CCPA, many other states have adopted or considered comprehensive privacy legislation. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that has or will become effective in 2023, and Iowa and Indiana have adopted such legislation that will become effective in 2025 and 2026, respectively. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding aspects of data protection in the United Kingdom in the medium to long term, and the United Kingdom is contemplating new data protection legislation. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented.

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

If our network, application, or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities, including regulatory fines for violation of compliance requirements.
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

Additionally, there have been and may continue to be significant supply chain cyber-attacks generally, and our third-party service providers may be targeted or impacted by such attacks. We cannot guarantee that our systems and networks or those of our vendors or service providers have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in unavailability of, unauthorized access to, misuse, disclosure, loss, unavailability, destruction, or other processing of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches and incidents that remain undetected for an extended period.

Enterprise use of Generative Artificial Intelligence (GenAI) technologies may result in access and processing of sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer or private information and confidential information. Sending confidential and private data outside of our own servers could trigger legal and compliance exposure, as well as risks of information exposure. Such exposure can result from contractual (e.g. with customers) or regulatory obligations (e.g. CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform’s own systems and infrastructure are not secure, potential data breaches may occur and lead to the exposure of sensitive information such as customer data, financial information, and proprietary business information. Threat actors could also use GenAI for malicious purposes, increasing the frequency of their attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within the organization systems.

In addition, insider threats pose significant risks to our business, potentially compromising the confidentiality, integrity, and availability of customer data and the overall reputation of the organization. As employees or trusted individuals have authorized access to sensitive systems and customer information, malicious insiders may intentionally abuse their privileges, leading to data breaches, intellectual property theft, or unauthorized access. Additionally, accidental insiders may inadvertently expose critical information due to negligence or lack of awareness.

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

Due to political and macroenomic uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations, and platform. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or others incorrectly attribute the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach or incident is caused by or otherwise attributed to our employees, vendors, or service providers as a result of inadvertent error, malfeasance, an insider attack, or otherwise. If customers or partners believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2023, we had 119 issued U.S. patents covering our technology and two patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of April 30, 2023, beneficially controlled approximately 80% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
•sales of large blocks of our common stock including sales by our executive officers, directors and significant stockholders; and
•other events or factors, including those resulting from war, incidents of terrorism, public health epidemics or pandemics, bank failures, changes in general economic, industry and market conditions and trends, natural disasters or responses to any of these events or factors that may affect our operations.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. For example, see Part II, Item 1 (Legal Proceedings) of this report for a description of a securities class action lawsuit previously filed against us and certain of our current and former officers and directors. Additional securities class action litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Bylaws of Domo, Inc.	8-K	001-38553	3.1	May 8, 2023
10.1+	Separation Agreement, dated as of March 29, 2023, by and between the Company and John Mellor	8-K	001-38553	10.1	March 31, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DOMO, INC.

Date: June 8, 2023	By:	/s/ David Jolley
David Jolley
Chief Financial Officer
(Principal Financial and Accounting Officer)