Form 10-Q
period 2023-07-31
DOMO, INC.
filed 2023-09-05
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 28, 2023 there were approximately 3,263,659 shares of the registrant's Class A common stock and 32,819,149 shares of the registrant's Class B common stock outstanding.

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
•if we fail to effectively align, develop and expand our sales and marketing capabilities with our new pricing structure and increase sales efficiency, our ability to increase our customer base and increase acceptance of our platform could be harmed;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2023	2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$66,500	$63,852
Accounts receivable, net of allowances of $2,084 and $2,203 as of January 31, 2023 and July 31, 2023, respectively	78,958	52,186
Contract acquisition costs, net	15,908	15,867
Prepaid expenses and other current assets	7,447	8,053
Total current assets	168,813	139,958
Property and equipment, net	21,375	23,998
Right-of-use assets	15,255	13,804
Contract acquisition costs, noncurrent, net	22,299	20,190
Intangible assets, net	2,794	2,780
Goodwill	9,478	9,478
Other assets	2,102	1,892
Total assets	$242,116	$212,100
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$12,120	$9,155
Accrued expenses and other current liabilities	49,306	44,850
Lease liabilities	4,905	5,349
Deferred revenue	182,273	164,882
Total current liabilities	248,604	224,236
Lease liabilities, noncurrent	15,271	12,866
Deferred revenue, noncurrent	3,609	2,732
Other liabilities, noncurrent	12,425	13,105
Long-term debt	108,607	111,002
Total liabilities	388,516	363,941
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2023 and July 31, 2023; no shares issued and outstanding as of January 31, 2023 and July 31, 2023	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2023 and July 31, 2023; 3,264 shares issued and outstanding as of January 31, 2023 and July 31, 2023	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2023 and July 31, 2023; 31,573 and 32,819 shares issued and outstanding as of January 31, 2023 and July 31, 2023, respectively	32	33
Additional paid-in capital	1,183,921	1,218,604
Accumulated other comprehensive (loss) income	(322)	24
Accumulated deficit	(1,330,034)	(1,370,505)
Total stockholders' deficit	(146,400)	(151,841)
Total liabilities and stockholders' deficit	$242,116	$212,100
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Revenue:
Subscription	$67,406	$71,211	$131,981	$142,301
Professional services and other	8,125	8,461	18,014	16,829
Total revenue	75,531	79,672	149,995	159,130
Cost of revenue:
Subscription	10,712	11,453	21,379	22,065
Professional services and other	7,601	7,637	14,595	15,594
Total cost of revenue	18,313	19,090	35,974	37,659
Gross profit	57,218	60,582	114,021	121,471
Operating expenses:
Sales and marketing	44,700	41,040	90,287	84,202
Research and development	25,334	20,767	48,525	44,202
General and administrative	12,825	9,378	29,485	23,379
Total operating expenses	82,859	71,185	168,297	151,783
Loss from operations	(25,641)	(10,603)	(54,276)	(30,312)
Other expense, net	(3,286)	(5,124)	(7,351)	(9,619)
Loss before income taxes	(28,927)	(15,727)	(61,627)	(39,931)
Provision for income taxes	212	341	400	540
Net loss	$(29,139)	$(16,068)	$(62,027)	$(40,471)
Net loss per share, basic and diluted	$(0.86)	$(0.45)	$(1.84)	$(1.14)
Weighted-average number of shares used in computing net loss per share, basic and diluted	33,973	35,884	33,640	35,558
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Net loss	$(29,139)	$(16,068)	$(62,027)	$(40,471)
Foreign currency translation adjustments	(386)	166	(1,089)	346
Comprehensive loss	$(29,525)	$(15,902)	$(63,116)	$(40,125)
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

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	704,314	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	169,801	—	2,032	—	—	2,032
Stock-based compensation expense	—	—	—	—	17,422	—	—	17,422
Other comprehensive income	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	(24,403)	(24,403)
Balance as of April 30, 2023	3,263,659	$3	32,446,941	$32	$1,203,375	$(142)	$(1,354,437)	$(151,169)
Vesting of restricted stock units	—	—	371,892	1	—	—	—	1
Exercise of stock options	—	—	316	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	15,226	—	—	15,226
Other comprehensive income	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(16,068)	(16,068)
Balance as of July 31, 2023	3,263,659	$3	32,819,149	$33	$1,218,604	$24	$(1,370,505)	$(151,841)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2023
Cash flows from operating activities
Net loss	$(62,027)	$(40,471)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,820	3,102
Non-cash lease expense	2,375	2,172
Amortization of contract acquisition costs	8,578	8,956
Stock-based compensation expense	45,657	31,532
Other, net	1,892	2,571
Change in operating assets and liabilities:
Accounts receivable, net	15,001	26,772
Contract acquisition costs	(7,282)	(6,905)
Prepaid expenses and other	781	(464)
Accounts payable	12,907	(1,964)
Operating lease liabilities	(2,139)	(2,817)
Accrued expenses and other liabilities	(15,399)	(2,753)
Deferred revenue	(4,741)	(18,268)
Net cash (used in) provided by operating activities	(1,577)	1,463
Cash flows from investing activities
Purchases of property and equipment	(3,416)	(6,500)
Purchases of intangible assets	—	(26)
Net cash used in investing activities	(3,416)	(6,526)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	1,563	2,032
Proceeds from exercise of stock options	805	3
Net cash provided by financing activities	2,368	2,035
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,042)	380
Net decrease in cash, cash equivalents, and restricted cash	(3,667)	(2,648)
Cash, cash equivalents, and restricted cash at beginning of period	83,561	66,500
Cash, cash equivalents, and restricted cash at end of period	$79,894	$63,852
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$32	$270
Cash paid for interest	$3,852	$6,077
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$2,203	$687
Purchases of property and equipment included in accounts payable and lease liabilities	$172	$303
Stock-based compensation capitalized as internal-use software	$756	$1,016
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2023, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the three and six months ended July 31, 2022 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2023 and its results of operations and its cash flows for the three and six months ended July 31, 2022 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2024 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2023 and July 31, 2023. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Amortization expense related to contract acquisition costs was $4.3 million and $4.4 million for the three months ended July 31, 2022 and 2023, respectively, and $8.6 million and $9.0 million for the six months ended July 31, 2022 and 2023, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Revenue from subscription-based agreements primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services. The majority of the Company's subscription-based agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company's contracts are generally non-cancelable. Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based contracts is also recognized ratably over the related contractual term of the contract. Amounts for the annual purchase commitments do not carry-over beyond each annual commitment period.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.8 million and $3.3 million for the three months ended July 31, 2022 and 2023, respectively, and $7.7 million and $6.3 million for the six months ended July 31, 2022 and 2023, respectively.
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
Stock-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan, as amended (ESPP) is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.

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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 26% and 28% of total cash, cash equivalents, and restricted cash as of January 31, 2023 and July 31, 2023, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2022 and 2023 or more than 10% of accounts receivable as of January 31, 2023 and July 31, 2023.
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
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2023 and July 31, 2023 were as follows (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$38,789	$—	$—	$38,789
Cash equivalents:
Money market funds	8,591	—	—	8,591
Certificates of deposit	15,420	—	—	15,420
Restricted cash(1)	$3,700	$—	$—	$3,700
Total cash, cash equivalents, and restricted cash	$66,500	$—	$—	$66,500

	July 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$53,397	$—	$—	$53,397
Cash equivalents:
Money market funds	6,755	—	—	6,755
Restricted cash (1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$63,852	$—	$—	$63,852
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2023 and July 31, 2023 by level within the fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,591	$—	$—	$8,591
Certificates of deposit	—	15,420	—	15,420
Total cash equivalents	$8,591	$15,420	$—	$24,011

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,755	$—	$—	$6,755
Total cash equivalents	$6,755	$—	$—	$6,755

During the three and six months ended July 31, 2022 and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2023	2023
Capitalized internal-use software development costs	$44,399	$49,331
Computer equipment and software	2,038	2,059
Leasehold improvements	3,070	3,612
Furniture, vehicles and office equipment	813	872
	50,320	55,874
Less accumulated depreciation and amortization	(28,945)	(31,876)
	$21,375	$23,998

Depreciation and amortization expense related to property and equipment was $1.2 million and $1.6 million for the three months ended July 31, 2022 and 2023, respectively, and $2.8 million and $3.1 million for the six months ended July 31, 2022 and 2023, respectively.

The Company capitalized $1.8 million and $2.8 million in software development costs during the three months ended July 31, 2022 and 2023, respectively, and $3.7 million and $5.4 million during the six months ended July 31, 2022 and 2023, respectively. Amortization of capitalized software development costs was $1.2 million and $1.3 million for the three months ended July 31, 2022 and 2023, respectively, and $2.6 million and $2.6 million for the six months ended July 31, 2022 and 2023, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2023	2023
Intellectual property excluding patents	$2,458	$2,484
Patents	950	950
	3,408	3,434
Less accumulated amortization	(614)	(654)
	$2,794	$2,780

Amortization expense related to intangible assets was immaterial for the periods presented. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 3.8 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2023	2023
Accrued expenses	$13,772	$14,949
Accrued payroll and benefits	11,476	10,493
Accrued bonus	6,708	6,011
Accrued commissions	5,438	3,671
Accrued payroll taxes	2,841	2,465
Employee stock purchase plan liability	3,071	2,370
Sales and other taxes payable	1,111	995
Other accrued liabilities	4,889	3,896
	$49,306	$44,850
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Operating lease expense	$1,771	$1,494	$3,483	$3,127
Short-term lease expense	376	429	758	695
Total lease expense	$2,147	$1,923	$4,241	$3,822

Lease term and discount rate information are summarized as follows:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)

As of July 31, 2023
Weighted average remaining lease term (years)	3.6
Weighted average discount rate	10.0%
Maturities of lease liabilities as of July 31, 2023 were as follows (in thousands):

Year Ending January 31:
2024(1)	$3,352
2025	5,762
2026	5,203
2027	5,343
2028	1,797
Total lease payments	21,457
Less imputed interest	(3,242)
Present value of lease liabilities	$18,215
(1)Net of $0.3 million of tenant improvements which are expected to be utilized in fiscal 2024.

Cash paid for operating leases was $1.5 million and $1.8 million during the three months ended July 31, 2022 and 2023, respectively, and $2.3 million and $3.5 million during the six months ended July 31, 2022 and 2023, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
Sublease income was $0.1 million and $0.4 million during the three months ended July 31, 2022 and 2023, respectively, and $0.3 million and $0.9 million during the six months ended July 31, 2022 and 2023, respectively.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2023 were as follows (in thousands):

Balance as of January 31, 2023	$185,882
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(123,489)
Increase due to billings excluding amounts recognized as revenue during the period	105,221
Balance as of July 31, 2023	$167,614
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2023, approximately $329.7 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $212.8 million of this amount during the twelve months following July 31, 2023, with the balance recognized thereafter. As of July 31, 2023, approximately $27.9 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $19.3 million of which is expected to be recognized during the twelve months following July 31, 2023, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
United States	$58,805	$62,968	$117,373	$125,968
International	16,726	16,704	32,622	33,162
Total	$75,531	$79,672	$149,995	$159,130
Percentage of revenue by geographic area:
United States	78%	79%	78%	79%
International	22	21	22	21

Other than the United States, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2022 and 2023. As of July 31, 2023, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of July 31, 2023. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which, as of July 31, 2023, accrued at a floating rate equal to the greater of (1) 7% and (2) three-month LIBOR plus 5.5% per year. As of July 31, 2023, in the event that LIBOR was unavailable, interest accrued at a floating rate equal to the greater of (1) 7% and (2) the U.S. prime rate plus 2.75% per year. LIBOR has been replaced as an index rate in financial transactions by an alternative reference rate. As of July 31, 2023, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis. During the three months ended July 31, 2022 and 2023, $0.7 million and $0.7 million of interest was capitalized, respectively, and $1.4 million and $1.4 million of interest was capitalized during the six months ended July 31, 2022 and 2023, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2023	2023
Principal	$113,427	$114,860
Less: unamortized debt issuance costs	(4,820)	(3,858)
Net carrying amount	$108,607	$111,002

The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the financial covenant terms of the credit facility on January 31, 2023 and July 31, 2023.

The Company incurred interest expense of $3.6 million and $4.8 million for the three months ended July 31, 2022 and 2023, respectively, and $7.0 million and $9.3 million for the six months ended July 31, 2022 and 2023, respectively.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit expires September 2023 and contains an option for renewal. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of July 31, 2023.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2023 and July 31, 2023, no shares of preferred stock were issued and outstanding.
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
At January 31, 2023 and July 31, 2023, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2023 and July 31, 2023, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2023 and July 31, 2023, there were 31,572,826 and 32,819,149 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2023, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2023, the number of shares available for grant under the 2018 Plan was increased by 1,741,824 shares. As of July 31, 2023, there were 2,972,729 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Cost of revenue:
Subscription	$778	$670	$1,509	$1,288
Professional services and other	563	473	1,031	952
Sales and marketing	7,873	6,166	15,948	12,896
Research and development	6,283	4,618	13,287	9,593
General and administrative	4,707	2,960	13,512	6,468
Interest expense	189	173	370	335
Total	$20,393	$15,060	$45,657	$31,532
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. No stock options were granted during the three and six months ended July 31, 2022 and the three and six months ended July 31, 2023.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2023:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	876,284	$26.40	1.9	$59
Exercised	(316)	8.40
Expired	(73,087)	27.11
Outstanding as of July 31, 2023	802,881	$26.34	1.3	$76
The aggregate intrinsic value of options exercised was $0.1 million and $0.0 million for the three months ended July 31, 2022 and 2023, respectively, and $1.4 million and $0.0 million for the six months ended July 31, 2022 and 2023, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2023 is based on the market closing price of the Company's Class B common stock on that date.
As of July 31, 2023, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.

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
During the three months ended April 30, 2022 the Company granted 71,667 PSUs with both a market and service-based condition. These awards were subsequently modified and related to the service-based condition, which resulted in a $1.1 million reversal of stock-based compensation expense during the six months ended July 31, 2023. Additionally, 23,889 of these PSUs were canceled during the six months ended July 31, 2023.
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2023	3,894,094	$48.27
Granted	3,297,244	14.41
Vested	(1,076,206)	46.96
Canceled	(745,445)	38.81
Outstanding as of July 31, 2023	5,369,687	$29.06

As of July 31, 2023, there was $132.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2023, the number of shares available under the ESPP was increased by 522,547 shares. As of July 31, 2023, there were 353,053 shares available under the ESPP.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
As of July 31, 2023, a total of approximately 349,185 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2024. As of July 31, 2023, total unrecognized stock-based compensation related to the ESPP was $1.1 million, which is expected to be recognized over a weighted-average period of 0.6 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $0.2 million and $0.3 million for the three months ended July 31, 2022 and 2023, respectively, and $0.4 million and $0.5 million for the six months ended July 31, 2022 and 2023, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,
	2022		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,800)	$(26,339)	$(1,462)	$(14,606)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	30,709	3,264	32,620
Net loss per share, basic and diluted	$(0.86)	$(0.86)	$(0.45)	$(0.45)

	Six Months Ended July 31,
	2022		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(6,018)	$(56,009)	$(3,715)	$(36,756)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	30,376	3,264	32,294
Net loss per share, basic and diluted	$(1.84)	$(1.84)	$(1.14)	$(1.14)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Options to purchase common stock	156	4	308	4
Restricted stock units	336	256	607	175
Employee stock purchase program	—	—	32	—
	492	260	947	179

17. Subsequent Events
In August 2023, the Company entered into an amendment to the credit facility to update its borrowing benchmark from LIBOR to the term Secured Overnight Financing Rate and make conforming changes throughout the credit agreement. Additionally, the Company obtained a waiver for defaults on technical non-financial covenants related to collateral.

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
We recently began offering our platform as a consumption-based service. Customers have an annual purchase commitment, utilizing a tiered pricing structure, which is paid upfront, and is based on an estimated volume of usage. We believe this model could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We believe this has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. We expect an increase in the number of consumption-based agreements in future periods. However, we have limited experience with consumption-based agreements and changes in our pricing and subscription models subject us to a number of uncertainties.
As of July 31, 2023, 67% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 65% of customers as of January 31, 2023. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2022 and 2023, total RPO was $349.1 million and $357.6 million, respectively, representing year-over-year growth of 2%. The amount of RPO expected to be recognized as revenue in the next twelve months was $225.3 million and $232.1 million as of July 31, 2022 and 2023, respectively, representing year-over-year growth of 3%.
We had total revenue of $75.5 million and $79.7 million for the three months ended July 31, 2022 and 2023, respectively, reflecting a year-over-year increase of 5%. For the six months ended July 31, 2022 and 2023, we had total revenue of $150.0 million and $159.1 million, respectively, representing year-over-year growth of 6%. For the six months ended July 31, 2022 and 2023, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 78% and 79% or our total revenue for the three months ended July 31, 2022 and 2023, respectively.
Notwithstanding our ongoing shift to a consumption-based pricing model, we expect our revenue to be negatively impacted in the near term, due in part to the effects of the macroeconomic environment which has elongated the software sales cycle, increased deal scrutiny, and made renewal discussions more challenging. In response to these dynamics, we have taken and intend to continue to take steps to better align our sales team and focus on controlling costs, which we expect will result in improved margins, sustained positive cash flow and efficient growth in the long term.
We have incurred significant net losses since our inception, including net losses of $29.1 million and $16.1 million for the three months ended July 31, 2022 and 2023, respectively, and had an accumulated deficit of $1,370.5 million at July 31, 2023. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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
As of July 31, 2023, we had over 2,600 customers. Enterprise customers accounted for 50% and 47% of our revenue for the three months ended July 31, 2022 and 2023, respectively, and 50% and 47% for the six months ended July 31, 2022 and 2023, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 89% and 88% for the 12 months ended July 31, 2022 and 2023, respectively.

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
Sales and marketing expense as a percentage of total revenue was 59% for the three months ended July 31, 2022 compared to 52% for the three months ended July 31, 2023.
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
Research and development expense as a percentage of total revenue was 34% for the three months ended July 31, 2022 compared to 26% for the three months ended July 31, 2023.
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
The following table sets forth our billings for the three and six months ended July 31, 2022 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Billings (in thousands)	$72,328	$70,563	$145,254	$140,862

Components of Results of Operations
Revenue
We derive our revenue primarily from subscription revenue, which consists of subscription-based agreements and, to a lesser extent, consumption-based agreements for our cloud-based platform. We also sell professional services.

Revenue from subscription-based agreements is a function of customers, platform tier, number of users, price per user, and transaction and data volumes. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based contracts is also recognized ratably over the related contractual term of the contract. Amounts for the annual purchase commitments do not carry-over beyond each annual commitment period.
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
Other Expense, Net
Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Revenue:	(in thousands)
Subscription	$67,406	$71,211	$131,981	$142,301
Professional services and other	8,125	8,461	18,014	16,829
Total revenue	75,531	79,672	149,995	159,130
Cost of revenue:
Subscription(1)	10,712	11,453	21,379	22,065
Professional services and other(1)	7,601	7,637	14,595	15,594
Total cost of revenue	18,313	19,090	35,974	37,659
Gross profit	57,218	60,582	114,021	121,471
Operating expenses:
Sales and marketing(1)(3)	44,700	41,040	90,287	84,202
Research and development(1)	25,334	20,767	48,525	44,202
General and administrative(1)(2)(3)(4)	12,825	9,378	29,485	23,379
Total operating expenses	82,859	71,185	168,297	151,783
Loss from operations	(25,641)	(10,603)	(54,276)	(30,312)
Other expense, net(1)	(3,286)	(5,124)	(7,351)	(9,619)
Loss before income taxes	(28,927)	(15,727)	(61,627)	(39,931)
Provision for income taxes	212	341	400	540
Net loss	$(29,139)	$(16,068)	$(62,027)	$(40,471)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Cost of revenue:		(in thousands)
Subscription	$778	$670	$1,509	$1,288
Professional services and other	563	473	1,031	952
Sales and marketing(a)	7,873	6,166	15,948	12,896
Research and development(a)	6,283	4,618	13,287	9,593
General and administrative(a)(b)	4,707	2,960	13,512	6,468
Other expense, net	189	173	370	335
Total	$20,393	$15,060	$45,657	$31,532
(a) Includes $3.6 million of stock-based compensation related to the settlement of certain fiscal 2022 bonuses during the six months ended July 31, 2022.

(b) Includes $2.6 million of stock-based compensation related to the modification of certain awards during the six months ended July 31, 2022.
(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended July 31, 2022 and 2023, respectively, and $40,000 and $40,000 for the six months ended July 31, 2022 and 2023, respectively.

(3)Includes executive officer severance as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
	(in thousands)
Sales and marketing	$507	$—	$507	$443
General and administrative	—	225	—	1,553
Total executive officer severance	$507	$225	$507	$1,996
(4)Includes a $2.4 million insurance reimbursement for legal fees during the three and six months ended July 31, 2023.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Revenue:
Subscription	89%	89%	88%	89%
Professional services and other	11	11	12	11
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	14	14	14
Professional services and other	10	10	10	10
Total cost of revenue	24	24	24	24
Gross margin	76	76	76	76
Operating expenses:
Sales and marketing	59	52	60	53
Research and development	34	26	32	28
General and administrative	17	11	20	14
Total operating expenses	110	89	112	95
Loss from operations	(34)	(13)	(36)	(19)
Other expense, net	(4)	(6)	(5)	(6)
Loss before income taxes	(38)	(19)	(41)	(25)
Provision for income taxes	—	—	—	—
Net loss	(38)%	(19)%	(41)%	(25)%

Discussion of the Three Months Ended July 31, 2022 and 2023
Revenue

	Three Months Ended July 31,
	2022	2023	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$67,406	$71,211	$3,805	6%
Professional services and other	8,125	8,461	336	4
Total revenue	$75,531	$79,672	$4,141	5
Percentage of revenue:
Subscription	89%	89%
Professional services and other	11	11
Total	100%	100%

The increase in subscription revenue was primarily due to a $6.2 million increase from new customers and a $2.4 million net decrease from existing customers. Our customer count increased 5% from July 31, 2022 to July 31, 2023. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to a higher volume of custom data apps delivered in the current quarter. We expect that our total revenue growth rate will decrease for the remainder of fiscal 2024.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2022	2023	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$10,712	$11,453	$741	7%
Professional services and other	7,601	7,637	36	—
Total cost of revenue	$18,313	$19,090	$777	4
Gross profit	$57,218	$60,582	$3,364	6
Gross margin:
Subscription	84%	84%
Professional services and other	6	10
Total gross margin	76	76
The increase in subscription cost of revenue was primarily due to a $1.0 million increase in our third-party web hosting services to support our expanding customer base.
Subscription gross margin remained flat, and we expect it to remain relatively flat in future periods.
Services gross margin improved primarily due to the timing of the delivery of custom data apps. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with higher margins.

Operating Expenses

	Three Months Ended July 31,
	2022	2023	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$44,700	$41,040	$(3,660)	(8)%
Research and development	25,334	20,767	(4,567)	(18)
General and administrative	12,825	9,378	(3,447)	(27)
Total operating expenses	$82,859	$71,185	$(11,674)	(14)
Percentage of revenue:
Sales and marketing	59%	52%
Research and development	34	26
General and administrative	17	11
Sales and marketing expenses decreased primarily due to a $2.2 million decrease in employee-related costs, of which $1.7 million was stock-based compensation. Marketing expense decreased by $1.2 million primarily due to a $0.6 million decrease in expenses related to demand generation and a $0.4 million decease in marketing events. In the near term, we expect sales and marketing expense to increase.
Research and development expenses decreased primarily due to a $3.3 million decrease in employee-related costs, of which $1.5 million was stock-based compensation. Capitalized software increased by $0.9 million, which decreases expense. In the near term, we expect research and development expense to increase.
General and administrative expenses decreased primarily due to a $1.8 million decrease in professional and legal fees, driven by a $2.4 million insurance reimbursement for legal fees that took place during the quarter. Employee-related costs decreased by $1.2 million, of which $1.7 million was stock-based compensation. Our general and administrative expenses decreased as a percentage of revenue from 17% to 11%. In the near term, we expect general and administrative expense to fluctuate from period to period.
Other Expense, Net

	Three Months Ended July 31,
	2022	2023	$ Change	% Change
		(in thousands)
Other expense, net	$(3,286)	$(5,124)	$(1,838)	(56)%
Other expense, net increased primarily due to a $1.2 million increase in interest expense and a $0.5 million increase in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates. We expect foreign currency gains and losses could become more pronounced due to currency market volatility and as we continue to expand our foreign operations.
Income Taxes

	Three Months Ended July 31,
	2022	2023	$ Change	% Change
		(in thousands)
Provision for income taxes	$212	$341	$129	61%
Income taxes increased primarily due to an increase in state income tax expense and growth in our international subsidiaries during the three months ended July 31, 2023. In the long term, we expect income tax expense to increase in conjunction with growth in our international subsidiaries and changes in state tax laws.

Discussion of the Six Months Ended July 31, 2022 and 2023
Revenue

	Six Months Ended July 31,
	2022	2023	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$131,981	$142,301	$10,320	8%
Professional services and other	18,014	16,829	(1,185)	(7)
Total revenue	$149,995	$159,130	$9,135	6
Percentage of revenue:
Subscription	88%	89%
Professional services and other	12	11
Total	100%	100%
The increase in subscription revenue was primarily due to a $13.0 million increase from new customers and a $2.7 million net decrease from existing customers. Our customer count increased 5% from July 31, 2022 to July 31, 2023. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was due to a higher amount of revenue recognized from the delivery of custom apps during the six months ended July 31, 2022
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2022	2023	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$21,379	$22,065	$686	3%
Professional services and other	14,595	15,594	999	7
Total cost of revenue	$35,974	$37,659	$1,685	5
Gross profit	$114,021	$121,471	$7,450	7
Gross margin:
Subscription	84%	84%
Professional services and other	19	7
Total gross margin	76	76
The increase in cost of subscription revenue was due in part to a $2.8 million increase in expense related to third-party web hosting services, partially offset by a $1.3 million decrease in data center costs. Employee-related costs decreased by $1.0 million, driven by lower headcount.
Cost of professional services and other revenue increased primarily due to a $1.7 million increase in outsourced services, attributable to a higher volume of hours delivered by partners. This was partially offset by a $0.7 million decrease in employee-related costs, driven by lower headcount.
Subscription gross margin remained flat. Professional services and other gross margin declined due to a higher amount of revenue recognized from the delivery of custom apps and a higher volume of hours delivered by partners during the six months ended July 31, 2022.

Operating Expenses

	Six Months Ended July 31,
	2022	2023	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$90,287	$84,202	$(6,085)	(7)%
Research and development	48,525	44,202	(4,323)	(9)
General and administrative	29,485	23,379	(6,106)	(21)
Total operating expenses	$168,297	$151,783	$(16,514)	(10)
Percentage of revenue:
Sales and marketing	60%	53%
Research and development	32	28
General and administrative	20	14
Sales and marketing expenses decreased primarily due to a $3.3 million decrease in marketing expense, driven by a $1.8 million decrease in marketing events and a $1.4 million decrease in demand generation. Employee-related costs decreased by $2.2 million, of which $3.1 million was stock-based compensation.
Research and development expenses decreased primarily due to a $3.4 million decrease in employee-related costs, of which $3.4 million was stock-base compensation. Capitalized software increased by 1.4 million, which decreases expense. These decreases were partially offset by a $0.7 million increase in contract labor.
General and administrative expenses decreased primarily due to a $3.3 million decrease in employee-related costs, of which $7.0 million was stock-based compensation. This decrease in employee-related costs was partially offset by a $2.2 million increase in bonus expense and a $1.6 million increase in severance expense. Professional and legal fees decreased by $2.6 million, primarily due to a $2.4 million insurance reimbursement for legal fees that took place during the quarter.
Other Expense, Net

	Six Months Ended July 31,
	2022	2023	$ Change	% Change
	(in thousands)
Other expense, net	$(7,351)	$(9,619)	$(2,268)	31%
Other expense, net increased primarily due to a $2.4 million increase in interest expense due to an increasing principal balance and anticipated higher market interest rates.
Income Taxes

	Six Months Ended July 31,
	2022	2023	$ Change	% Change
	(in thousands)
Provision for income taxes	$400	$540	$140	35%
Income taxes increased due to an increase in state income tax expense and growth in our international subsidiaries during the six months ended July 31, 2023.
Liquidity and Capital Resources
As of July 31, 2023, we had $63.9 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of July 31, 2023.

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
In August 2023, we entered into an amendment to the credit facility to, among other things, replace the LIBOR reference rate with a term Secured Overnight Financing Rate (Term SOFR) reference rate and make conforming changes throughout the credit agreement. Additionally, the Company obtained a waiver for defaults on technical non-financial covenants related to collateral.
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2023. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) three-month Term SOFR plus 5.5% per year. In the event that Term SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. We do not expect the change in reference rate as part of the August 2023 amendment to have a significant impact on our interest expense. As of July 31, 2023, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the financial covenant terms of the credit facility on January 31, 2023 and July 31, 2023.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2022	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(1,577)	$1,463
Net cash used in investing activities	(3,416)	(6,526)
Net cash provided by financing activities	2,368	2,035
Operating Activities
Net cash provided by operating activities consisted primarily of payments received from our customers, cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, and the costs to provide our cloud-based platform and related outsourced professional services to our customers.
Net cash used in operating activities during the six months ended July 31, 2022 cash outflows of $163.3 million exceeding the $161.7 million of cash collected from customers. Significant components of cash outflows included $105.4 million for personnel costs and $25.8 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Net cash provided by operating activities during the six months ended July 31, 2023 consisted of cash collected from customers of $169.7 million exceeding the cash outflows of $168.2 million. Significant components of cash outflows included $96.4 million for personnel costs and $35.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the six months ended July 31, 2023 consisted primarily of $4.4 million of capitalized development costs related to internal-use software and $2.1 million of purchased property and equipment.
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

Net cash provided by financing activities for the six months ended July 31, 2023 consisted primarily of $2.0 million of proceeds from shares issued in connection with our employee stock purchase plan.
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
Interest Rate Risk
As of July 31, 2023, we had $63.9 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2023. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) three-month Term SOFR plus 5.5% per year. In the event that Term SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the U.S. prime rate plus 2.75% per year. The credit agreement was amended in August 2023 to implement a benchmark replacement. As of July 31, 2023, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2023, we had total debt outstanding with a carrying amount of $111.0 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after July 31, 2023 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company's financial condition, results of operations, or liquidity. See Note 12 — Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our legal proceedings.
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
We incurred net losses of $62.0 million and $40.5 million for the six months ended July 31, 2022 and 2023, respectively, and had an accumulated deficit of $1,370.5 million at July 31, 2023. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,370.5 million as of July 31, 2023. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $1.6 million and $1.5 million for the six months ended July 31, 2022 and 2023, respectively. As of July 31, 2023, we had $63.9 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
Our pricing and subscription models have evolved over time, and will continue to evolve in the future. We have started to introduce consumption-based pricing, which is pricing based upon the use of our platform, for certain of our customers. We have limited experience with determining the optimal pricing for our consumption-based contracts. Revenue recognized for certain customers may be negatively impacted due to our new consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
In addition, issues in the use of artificial intelligence in our platform may result in reputational harm or liability. Domo’s suite of data science leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes. Artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence algorithms may be flawed. Datasets may be insufficient or contain biased information. Artificial intelligence technologies that we make use of may produce or create outputs that appear correct but are factually inaccurate or otherwise flawed. Inappropriate or controversial data practices by us or others could impair the acceptance of artificial intelligence solutions. These deficiencies could undermine the decisions, predictions, or analysis artificial intelligence applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Additionally, artificial intelligence technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to artificial intelligence continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the E.U. has proposed an Artificial Intelligence Act that, if finalized, would prohibit certain artificial intelligence applications and systems and impose additional requirements on the use of certain applications or systems. The use of artificial intelligence technologies in our platform may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects. Uncertainty around new and emerging artificial intelligence technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with artificial intelligence technologies, which may be costly and could impact our expenses.
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
Risks Related to Our Personnel and Operations
If we fail to effectively align, develop and expand our sales and marketing capabilities with our new pricing structure and increase sales efficiency, our ability to increase our customer base and increase acceptance of our platform could be harmed.
To increase the number of customers and increase the market acceptance of our platform, we will need to align and expand our sales and marketing operations, including our domestic and international sales force, with our new pricing structure and increase sales efficiency. We are aligning our cost structure to better reflect significant product and business model innovation with the expectation that go-to-market operations in our new consumption-based business model will be more efficient and require less investment. We will continue to dedicate significant resources to sales and marketing programs. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and sales leadership. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as we would like, changes in sales leadership could adversely affect our existing sales personnel, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. In particular, we may in the future need to further adjust our go-to-market cost structure and target metrics, particularly as they relate to how we structure, effect, and compensate our direct sales personnel to become more efficient and effective at selling under a consumption-based business model. Any adjustments in compensation structure could negatively affect the productivity of our direct sales personnel, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 78%, and 79% of our total revenue for the six months ended July 31, 2022 and 2023, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, and became effective January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that has or will become effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that will become effective in 2024, Iowa and Tennessee have adopted such legislation that will become effective in 2025, and Indiana has adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, Brazil, the People’s Republic of China, or the PRC, and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation, or GDPR, became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

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

We have certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses, or the SCCs, to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union, or CJEU, Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework, or DPF, which would permit transfers of personal data from the E.U. to the U.S., by participating entities. President Biden issued an executive order in October 2022 providing for safeguards on imported E.U. personal data, on which basis the European Commission an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear whether we will find the DPF appropriate for our use or seek to use it, and it may be subject to legal challenge. The Additionally, the European Commission’s adequacy decision regarding this framework provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and information security, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais, or LGPD, entered into effect in 2020, authorizing a private right of action for violations. Penalties include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million Brazilian reais. The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with similar rights as the GDPR regarding their data. Additionally, the Personal Information Protection Law, or PIPL, of the PRC was adopted and went into effect in 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. These or other laws relating to privacy or data protection could require us to expand data storage facilities in foreign jurisdictions or to obtain new local data storage in such countries. The expenditures this would require, as well as costs of compliance generally, could harm our financial condition. The regulatory environment applicable to the collection, use, and other processing of personal data of residents of the E.U., United Kingdom, Switzerland, Brazil, the PRC, and other foreign jurisdictions, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations, modify policies and procedures, and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results, and financial condition being harmed.

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

In addition to the privacy regulations described above, our business is also subject to contractual obligations to maintain compliance with leading security frameworks and standards such as AICPA’s SOC 1 and SOC 2; International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC) standards for ISO 27001 and ISO 27018; HITRUST Alliance’s HITRUST CSF; and Texas Department of Information Resources’ TX-RAMP certification. Furthermore, annually, we also perform an internal analysis of our adherence to the requirements stated in Australian Cyber Security Center (ASCS)’s IRAP framework and UK’s National Cyber Security Centre’s Cyber Essentials. Any failure or perceived failure by us to comply with these contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to data protection and information security may result in loss of certification, governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition.

If our network, application, or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, operations may be disrupted if systems or data become unavailable, our reputation may be damaged and we may incur significant remediation costs or liabilities, including regulatory fines for violation of compliance requirements.
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit, and otherwise process large amounts of sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional data security risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, fraud, misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources), and malicious attacks such as Distributed Denial of Service (DDoS) with the intention to cause extended period of service downtime, preventing customers from accessing our products and services . Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers. Our employees and contractors who have access to company data as well as customer PII and/or customer data could be a victim of social engineering tactics such as phishing and Business Email Compromise (BEC) which could further lead to malware and/or ransomware being installed on our company assets and causing a potential compromise of information. In addition, as we host our platform on third party cloud hosting services offered by the leading cloud hosting providers, any misconfiguration in the cloud due to our own unintentional error or lack of understanding, or any exploitation of vulnerabilities on those cloud hosing providers’ technology, could lead to unauthorized access, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals.

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

Additionally, there have been and may continue to be significant supply chain cyber-attacks generally, and our third-party service providers may be targeted or impacted by such attacks. We cannot guarantee that our systems and networks or those of our vendors or service providers have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or compromise of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in unavailability of, unauthorized access to, misuse, disclosure, loss, unavailability, destruction, or other processing of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches and incidents that remain undetected for an extended period.

Enterprise use of Generative Artificial Intelligence (GenAI) technologies may result in access and processing of sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer or private information and confidential information. Sending confidential and private data outside of our own servers could trigger legal and compliance exposure, as well as risks of information exposure. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform’s own systems and infrastructure are not secure, potential data breaches may occur and lead to the exposure of sensitive information such as customer data, financial information, and proprietary business information. Threat actors could also use GenAI for malicious purposes, increasing the frequency of their attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within the organization systems.

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

Any security breach or security incident impacting our platform, our networks or systems, or any systems or networks of our service providers, whether as a result of third-party action, insider attacks, employee or service provider error or malfeasance, phishing or smishing attacks, ransomware or other malware, social engineering, or otherwise, could result in unauthorized access to or use of our platform, disruptions to our platform or other aspects of our operations, the loss, alteration or unavailability of, or unauthorized access to or acquisition or other processing of, data or intellectual property of ourselves or our customers. Additionally, any such event, or any perception that any such event has occurred, may result in a loss of business, severe reputational or brand damage adversely affecting customer, partner, or investor confidence, regulatory investigations, demands, and orders, litigation or other claims, demands, or proceedings by governmental authorities or private parties, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities, as well as harm to our sales efforts and expansion into existing and new markets.

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

Due to political and macroeconomic uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, distributed denial of service, or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations, and platform. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or others incorrectly attribute the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach or incident is caused by or otherwise attributed to our employees, vendors, or service providers as a result of inadvertent error, malfeasance, an insider attack, or otherwise. If customers or partners believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’

concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2023, we had 119 issued U.S. patents covering our technology and two patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of July 31, 2023, beneficially controlled approximately 80% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
The trading market for our Class B common stock and customer demand for our platform is influenced by the research and reports that securities and industry analysts publish about us or our business. If one or more of the analysts who cover us do not publish positive reports about our company, platform and value proposition, do not view us as a market leader, or cease or fail to regularly publish reports on us, our stock price or trading volume would likely decline. In addition, industry analysts may influence current and potential customers; if any of the foregoing were to occur, customer demand for our platform, operating results and prospects may be adversely impacted. Further, we are transitioning to a consumption-based business model and to the extent that analysts fail to appreciate the benefits of such a model, misinterpret key performance indicators associated with such a model or continue to focus on metrics unduly associated with a subscription-based model, our stock price and trading volume may decline or our business may suffer.
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
Item 5. Other Information

Amended and Restated Bylaws.

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on May 8, 2023, on May 4, 2023, our board of directors (the “Board”) approved the Company’s amended and restated bylaws. The amended and restated bylaws were amended and restated, among other things, to:

•enhances procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at the Company’s annual meeting of stockholders (except for proposals properly made in accordance with Rule 14a-8 under the Exchange Act), including by requiring additional background information and disclosures regarding proposing stockholders, proposed nominees, and other persons related to a stockholder’s solicitation of proxies;
•changes certain provisions relating to stockholder nominees for election as a director in order to address the universal proxy rules adopted by the SEC;
•revises certain procedures related to stockholder meetings to conform to the recent amendments to the Delaware General Corporation Law, including but not limited to provisions relating to delivery of notices of stockholder meetings, quorum, communications regarding adjourned stockholder meetings, conduct of business at meetings, and the preparation of the stockholder list in connection with stockholder meetings;

•updates various provisions regarding directors, Board committees, and officers, including but not limited to requirements for action by written consent of the board of directors, and officer authority;
•clarifies the Company’s exclusive forum provisions; and
•makes various updates throughout to conform to current Delaware law (including the recent amendments to the Delaware General Corporation Law) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to our amended and restated bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed with the SEC on May 8, 2023, and is incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers.

On July 14, 2023, Daren Thayne, a director as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, providing for the sale from time to time of an aggregate of 16,367 shares of our Class B common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

The duration of the trading arrangement is until July 12, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.					X
3.2	Amended and Restated Bylaws.	8-K	001-38553	3.1	May 8, 2023
10.1	Omnibus Amendment and Restatement, dated as of August 8, 2023, by and between the Company and Domo, Inc., a Utah corporation, Obsidian Agency Services, Inc. and Wilmington Trust, National Association.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DOMO, INC.

Date: September 1, 2023	By:	/s/ David Jolley
David Jolley
Chief Financial Officer
(Principal Financial and Accounting Officer)