Form 10-Q
period 2023-10-31
DOMO, INC.
filed 2023-12-08
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to .
Commission File Number 001-38553.

DOMO, INC.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3687433 (I.R.S. Employer Identification No.)
802 East 1050 South
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 1, 2023 there were approximately 3,263,659 shares of the registrant's Class A common stock and 33,354,039 shares of the registrant's Class B common stock outstanding.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described further in the section of this report captioned “Risk Factors,” which may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks include the following:

•we have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future;
•we have been growing and expect to continue to invest in our growth for the foreseeable future, and if we fail to manage this growth effectively, our business and operating results will be adversely affected;
•our ability to raise capital in the future may be limited, and if we fail to raise capital when needed in the future, we could be prevented from growing or could be forced to delay or eliminate product development efforts or other operations;
•adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects;
•if we are unable to attract new customers in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed;
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
•if our or our customers’ access to data becomes limited, our business, results of operations and financial condition may be adversely affected;
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

•if our network, application, or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, operations may be disrupted if systems or data become unavailable, our reputation may be damaged and we may incur significant remediation costs or liabilities, including regulatory fines for violation of compliance requirements;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2023	2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$66,500	$57,387
Accounts receivable, net of allowances of $2,084 and $2,448 as of January 31, 2023 and October 31, 2023, respectively	78,958	55,208
Contract acquisition costs, net	15,908	15,794
Prepaid expenses and other current assets	7,447	7,881
Total current assets	168,813	136,270
Property and equipment, net	21,375	26,130
Right-of-use assets	15,255	12,333
Contract acquisition costs, noncurrent, net	22,299	19,601
Intangible assets, net	2,794	2,760
Goodwill	9,478	9,478
Other assets	2,102	1,647
Total assets	$242,116	$208,219
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$12,120	$10,451
Accrued expenses and other current liabilities	49,306	43,510
Lease liabilities	4,905	4,407
Deferred revenue	182,273	158,522
Total current liabilities	248,604	216,890
Lease liabilities, noncurrent	15,271	12,161
Deferred revenue, noncurrent	3,609	4,236
Other liabilities, noncurrent	12,425	13,448
Long-term debt	108,607	112,255
Total liabilities	388,516	358,990
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2023 and October 31, 2023; no shares issued and outstanding as of January 31, 2023 and October 31, 2023	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2023 and October 31, 2023; 3,264 shares issued and outstanding as of January 31, 2023 and October 31, 2023	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2023 and October 31, 2023; 31,573 and 33,354 shares issued and outstanding as of January 31, 2023 and October 31, 2023, respectively	32	33
Additional paid-in capital	1,183,921	1,236,895
Accumulated other comprehensive loss	(322)	(784)
Accumulated deficit	(1,330,034)	(1,386,918)
Total stockholders' deficit	(146,400)	(150,771)
Total liabilities and stockholders' deficit	$242,116	$208,219
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Revenue:
Subscription	$69,041	$71,293	$201,022	$213,594
Professional services and other	9,985	8,382	27,999	25,211
Total revenue	79,026	79,675	229,021	238,805
Cost of revenue:
Subscription	11,342	11,523	32,721	33,588
Professional services and other	7,572	7,253	22,167	22,847
Total cost of revenue	18,914	18,776	54,888	56,435
Gross profit	60,112	60,899	174,133	182,370
Operating expenses:
Sales and marketing	41,012	40,262	131,299	124,464
Research and development	24,583	19,729	73,108	63,931
General and administrative	13,029	12,130	42,514	35,509
Total operating expenses	78,624	72,121	246,921	223,904
Loss from operations	(18,512)	(11,222)	(72,788)	(41,534)
Other expense, net	(5,032)	(4,930)	(12,383)	(14,549)
Loss before income taxes	(23,544)	(16,152)	(85,171)	(56,083)
Provision for income taxes	167	261	567	801
Net loss	$(23,711)	$(16,413)	$(85,738)	$(56,884)
Net loss per share, basic and diluted	$(0.69)	$(0.45)	$(2.53)	$(1.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	34,392	36,310	33,893	35,812
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Net loss	$(23,711)	$(16,413)	$(85,738)	$(56,884)
Foreign currency translation adjustments	(759)	(808)	(1,848)	(462)
Comprehensive loss	$(24,470)	$(17,221)	$(87,586)	$(57,346)
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

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	704,314	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	169,801	—	2,032	—	—	2,032
Stock-based compensation expense	—	—	—	—	17,422	—	—	17,422
Other comprehensive income	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	(24,403)	(24,403)
Balance as of April 30, 2023	3,263,659	$3	32,446,941	$32	$1,203,375	$(142)	$(1,354,437)	$(151,169)
Vesting of restricted stock units	—	—	371,892	1	—	—	—	1
Exercise of stock options	—	—	316	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	15,226	—	—	15,226
Other comprehensive income	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(16,068)	(16,068)
Balance as of July 31, 2023	3,263,659	3	32,819,149	33	1,218,604	24	(1,370,505)	(151,841)
Vesting of restricted stock units	—	—	365,003	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	162,502	—	1,374	—	—	1,374
Exercise of stock options	—	—	7,322	—	62	—	—	62
Stock-based compensation expense	—	—	—	—	16,855	—	—	16,855
Other comprehensive loss	—	—	—	—	—	(808)	—	(808)
Net loss	—	—	—	—	—	—	(16,413)	(16,413)
Balance as of October 31, 2023	3,263,659	$3	33,353,976	$33	$1,236,895	$(784)	$(1,386,918)	$(150,771)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2023
Cash flows from operating activities
Net loss	$(85,738)	$(56,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,089	4,738
Non-cash lease expense	3,362	3,235
Amortization of contract acquisition costs	12,825	13,354
Stock-based compensation expense	64,864	47,901
Other, net	3,027	3,643
Change in operating assets and liabilities:
Accounts receivable, net	10,835	23,750
Contract acquisition costs	(11,687)	(10,921)
Prepaid expenses and other	2,063	(173)
Accounts payable	13,291	(966)
Operating lease liabilities	(3,378)	(4,054)
Accrued expenses and other liabilities	(11,872)	(3,361)
Deferred revenue	(9,740)	(23,124)
Net cash used in operating activities	(8,059)	(2,862)
Cash flows from investing activities
Purchases of property and equipment	(5,073)	(9,214)
Purchases of intangible assets	—	(26)
Net cash used in investing activities	(5,073)	(9,240)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	1,563	3,406
Proceeds from structured payables	6,624	—
Payments on structured payables	(6,624)	—
Proceeds from exercise of stock options	861	65
Net cash provided by financing activities	2,424	3,471
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,771)	(482)
Net decrease in cash, cash equivalents, and restricted cash	(12,479)	(9,113)
Cash, cash equivalents, and restricted cash at beginning of period	83,561	66,500
Cash, cash equivalents, and restricted cash at end of period	$71,082	$57,387
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$138	$407
Cash paid for interest	$6,266	$9,303
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$2,203	$351
Purchases of property and equipment included in accounts payable and lease liabilities	$653	$673
Stock-based compensation capitalized as internal-use software	$1,089	$1,866
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2023, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the three and nine months ended October 31, 2022 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2023 and its results of operations and its cash flows for the three and nine months ended October 31, 2022 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2024 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2023 and October 31, 2023. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Amortization expense related to contract acquisition costs was $4.2 million and $4.4 million for the three months ended October 31, 2022 and 2023, respectively, and $12.8 million and $13.4 million for the nine months ended October 31, 2022 and 2023, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.0 million and $2.9 million for the three months ended October 31, 2022 and 2023, respectively, and $10.7 million and $9.2 million for the nine months ended October 31, 2022 and 2023, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 26% and 26% of total cash, cash equivalents, and restricted cash as of January 31, 2023 and October 31, 2023, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2022 and 2023. No single customer accounted for more than 10% of accounts receivable as of January 31, 2023 and one customer accounted for approximately 11% of accounts receivable as of October 31, 2023.
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
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2023 and October 31, 2023 were as follows (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$38,789	$—	$—	$38,789
Cash equivalents:
Money market funds	8,591	—	—	8,591
Certificates of deposit	15,420	—	—	15,420
Restricted cash(1)	$3,700	$—	$—	$3,700
Total cash, cash equivalents, and restricted cash	$66,500	$—	$—	$66,500

	October 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,062	$—	$—	$45,062
Cash equivalents:
Money market funds	8,625	—	—	8,625
Restricted cash (1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$57,387	$—	$—	$57,387
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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2023 and October 31, 2023 by level within the fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,591	$—	$—	$8,591
Certificates of deposit	—	15,420	—	15,420
Total cash equivalents	$8,591	$15,420	$—	$24,011

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,625	$—	$—	$8,625
Total cash equivalents	$8,625	$—	$—	$8,625

During the three and nine months ended October 31, 2022 and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2023	2023
Capitalized internal-use software development costs	$44,399	$52,396
Computer equipment and software	2,038	2,064
Leasehold improvements	3,070	4,221
Furniture, vehicles and office equipment	813	1,089
	50,320	59,770
Less accumulated depreciation and amortization	(28,945)	(33,640)
	$21,375	$26,130

Depreciation and amortization expense related to property and equipment was $1.2 million and $1.6 million for the three months ended October 31, 2022 and 2023, respectively, and $4.0 million and $4.7 million for the nine months ended October 31, 2022 and 2023, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Property and Equipment (Continued)
The Company capitalized $1.9 million and $3.1 million in software development costs during the three months ended October 31, 2022 and 2023, respectively, and $5.7 million and $8.5 million during the nine months ended October 31, 2022 and 2023, respectively. Amortization of capitalized software development costs was $1.2 million and $1.2 million for the three months ended October 31, 2022 and 2023, respectively, and $3.7 million and $3.8 million for the nine months ended October 31, 2022 and 2023, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2023	2023
Intellectual property excluding patents	$2,458	$2,484
Patents	950	950
	3,408	3,434
Less accumulated amortization	(614)	(674)
	$2,794	$2,760

Amortization expense related to intangible assets was immaterial for the periods presented. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 3.5 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2023	2023
Accrued expenses	$13,772	$15,547
Accrued payroll and benefits	11,476	7,134
Accrued bonus	6,708	6,637
Accrued commissions	5,438	4,340
Accrued payroll taxes	2,841	2,558
Employee stock purchase plan liability	3,071	2,478
Sales and other taxes payable	1,111	1,302
Other accrued liabilities	4,889	3,514
	$49,306	$43,510
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Operating lease expense	$1,461	$1,503	$4,944	$4,630
Short-term lease expense	284	444	1,042	1,139
Total lease expense	$1,745	$1,947	$5,986	$5,769

Lease term and discount rate information are summarized as follows:

As of October 31, 2023
Weighted average remaining lease term (years)	3.4
Weighted average discount rate	10.4%
Maturities of lease liabilities as of October 31, 2023 were as follows (in thousands):

Year Ending January 31:
2024(1)	$1,554
2025(1)	5,565
2026	5,203
2027	5,343
2028	1,797
Total lease payments	19,462
Less imputed interest	(2,894)
Present value of lease liabilities	$16,568
(1)Net of $0.2 million and $0.2 million of tenant improvements which are expected to be utilized in fiscal 2024 and 2025, respectfully.

Cash paid for operating leases was $2.3 million and $1.8 million during the three months ended October 31, 2022 and 2023, respectively, and $4.7 million and $5.3 million during the nine months ended October 31, 2022 and 2023, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
There was no sublease income during the three months ended October 31, 2022 and $0.4 million during the three months ended October 31, 2023. Sublease income was $0.3 million and $1.3 million during the nine months ended October 31, 2022 and 2023, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2023 were as follows (in thousands):

Balance as of January 31, 2023	$185,882
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(163,273)
Increase due to billings excluding amounts recognized as revenue during the period	140,149
Balance as of October 31, 2023	$162,758
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2023, approximately $342.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $214.2 million of this amount during the twelve months following October 31, 2023, with the balance recognized thereafter. As of October 31, 2023, approximately $24.7 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $16.6 million of which is expected to be recognized during the twelve months following October 31, 2023, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
United States	$61,509	$63,358	$178,882	$189,326
International	17,517	16,317	50,139	49,479
Total	$79,026	$79,675	$229,021	$238,805
Percentage of revenue by geographic area:
United States	78%	80%	78%	79%
International	22	20	22	21

Other than the United States, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2022 and 2023. As of October 31, 2023, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of October 31, 2023. The credit facility is secured by substantially all of the Company's assets.
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
In August 2023, we entered into an amendment to the credit facility primarily to replace the LIBOR reference rate with a term Secured Overnight Financing Rate (Term SOFR) reference rate and make conforming changes throughout the credit agreement. Additionally, the Company obtained a waiver for defaults on technical non-financial covenants related to collateral.
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which, as of October 31, 2023, accrued at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of October 31, 2023, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis. During the three months ended October 31, 2022 and 2023, $0.7 million and $0.8 million of interest was capitalized, respectively, and $2.1 million and $2.2 million of interest was capitalized during the nine months ended October 31, 2022 and 2023, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2023	2023
Principal	$113,427	$115,596
Less: unamortized debt issuance costs	(4,820)	(3,341)
Net carrying amount	$108,607	$112,255

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
(unaudited)
11. Debt (Continued)

three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the financial covenant terms of the credit facility on January 31, 2023 and October 31, 2023.

The Company incurred interest expense of $4.0 million and $4.9 million for the three months ended October 31, 2022 and 2023, respectively, and $11.0 million and $14.2 million for the nine months ended October 31, 2022 and 2023, respectively.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit expires September 2023 and contains an option for renewal. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of October 31, 2023.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2023 and October 31, 2023, no shares of preferred stock were issued and outstanding.
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
At January 31, 2023 and October 31, 2023, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2023 and October 31, 2023, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2023 and October 31, 2023, there were 31,572,826 and 33,353,976 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2023, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2023, the number of shares available for grant under the 2018 Plan was increased by 1,741,824 shares. As of October 31, 2023, there were 2,790,224 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Cost of revenue:
Subscription	$667	$670	$2,176	$1,958
Professional services and other	308	359	1,339	1,311
Sales and marketing	7,336	6,364	23,284	19,260
Research and development	5,909	4,621	19,196	14,214
General and administrative	4,807	4,174	18,319	10,642
Interest expense	180	181	550	516
Total	$19,207	$16,369	$64,864	$47,901
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. No stock options were granted during the three and nine months ended October 31, 2022 and the three and nine months ended October 31, 2023.
The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2023:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	876,284	$26.40	1.9	$59
Exercised	(7,638)	8.40
Expired	(73,900)	26.96
Outstanding as of October 31, 2023	794,746	$26.52	1.0	$0
The aggregate intrinsic value of options exercised was $0.1 million and $0.0 million for the three months ended October 31, 2022 and 2023, respectively, and $1.5 million and $0.0 million for the nine months ended October 31, 2022 and 2023, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of October 31, 2023 is based on the market closing price of the Company's Class B common stock on that date.
As of October 31, 2023, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
During the three months ended April 30, 2022 the Company granted 71,667 PSUs with both a market and service-based condition. These awards were subsequently modified and related to the service-based condition, which resulted in a $1.1 million reversal of stock-based compensation expense during the nine months ended October 31, 2023. Additionally, 23,889 of these PSUs were canceled during the nine months ended October 31, 2023.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2023	3,894,094	$48.27
Granted	3,504,944	14.41
Vested	(1,441,209)	46.51
Canceled	(776,577)	39.21
Outstanding as of October 31, 2023	5,181,252	$27.21

As of October 31, 2023, there was $118.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the nine months ended October 31, 2023, the number of shares available under the ESPP was increased by 522,547 shares. As of October 31, 2023, there were 190,551 shares available under the ESPP.
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
As of October 31, 2023, a total of approximately 360,399 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2024. As of October 31, 2023, total unrecognized stock-based compensation related to the ESPP was $1.4 million, which is expected to be recognized over a weighted-average period of 0.7 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's income tax expense was $0.2 million and $0.3 million for the three months ended October 31, 2022 and 2023, respectively, and $0.6 million and $0.8 million for the nine months ended October 31, 2022 and 2023, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.

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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,
	2022		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,250)	$(21,461)	$(1,475)	$(14,938)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	31,128	3,264	33,046
Net loss per share, basic and diluted	$(0.69)	$(0.69)	$(0.45)	$(0.45)

	Nine Months Ended October 31,
	2022		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(8,257)	$(77,481)	$(5,185)	$(51,699)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	30,629	3,264	32,548
Net loss per share, basic and diluted	$(2.53)	$(2.53)	$(1.59)	$(1.59)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Options to purchase common stock	6	1	204	3
Restricted stock units	137	257	490	475
Employee stock purchase program	24	73	30	—
	167	331	724	478

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
As of October 31, 2023, 67% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 65% of customers as of January 31, 2023. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2022 and 2023, total RPO was $354.3 million and $367.2 million, respectively, representing year-over-year growth of 4%. The amount of RPO expected to be recognized as revenue in the next twelve months was $230.3 million and $230.8 million as of October 31, 2022 and 2023, respectively.
We had total revenue of $79.0 million and $79.7 million for the three months ended October 31, 2022 and 2023, respectively, reflecting a year-over-year increase of 1%. For the nine months ended October 31, 2022 and 2023, we had total revenue of $229.0 million and $238.8 million, respectively, representing year-over-year growth of 4%. For the nine months ended October 31, 2022 and 2023, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 78% and 80% or our total revenue for the three months ended October 31, 2022 and 2023, respectively.
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
We have incurred significant net losses since our inception, including net losses of $23.7 million and $16.4 million for the three months ended October 31, 2022 and 2023, respectively, and had an accumulated deficit of $1,386.9 million at October 31, 2023. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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
As of October 31, 2023, we had over 2,600 customers. Enterprise customers accounted for 50% and 46% of our revenue for the three months ended October 31, 2022 and 2023, respectively, and 50% and 47% for the nine months ended October 31, 2022 and 2023, respectively. In order to accelerate customer growth, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 91% and 87% for the 12 months ended October 31, 2022 and 2023, respectively.

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
Sales and marketing expense as a percentage of total revenue was 52% for the three months ended October 31, 2022 compared to 51% for the three months ended October 31, 2023.
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
Research and development expense as a percentage of total revenue was 31% for the three months ended October 31, 2022 compared to 25% for the three months ended October 31, 2023.
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
The following table sets forth our billings for the three and nine months ended October 31, 2022 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Billings (in thousands)	$74,027	$74,819	$219,281	$215,681

Components of Results of Operations
Revenue
We derive our revenue primarily from subscription revenue, which consists of subscription-based agreements and, to a lesser extent, consumption-based agreements for our cloud-based platform. We also sell professional services.

Revenue from subscription-based agreements is a function of customers, platform tier, number of users, price per user, and transaction and data volumes. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based contracts is also recognized ratably over the related contractual term of the contract. Amounts for the annual purchase commitments do not carry over beyond each annual commitment period.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023

Revenue:	(in thousands)
Subscription	$69,041	$71,293	$201,022	$213,594
Professional services and other	9,985	8,382	27,999	25,211
Total revenue	79,026	79,675	229,021	238,805
Cost of revenue:
Subscription(1)	11,342	11,523	32,721	33,588
Professional services and other(1)	7,572	7,253	22,167	22,847
Total cost of revenue	18,914	18,776	54,888	56,435
Gross profit	60,112	60,899	174,133	182,370
Operating expenses:
Sales and marketing(1)(3)	41,012	40,262	131,299	124,464
Research and development(1)	24,583	19,729	73,108	63,931
General and administrative(1)(2)(3)(4)	13,029	12,130	42,514	35,509
Total operating expenses	78,624	72,121	246,921	223,904
Loss from operations	(18,512)	(11,222)	(72,788)	(41,534)
Other expense, net(1)	(5,032)	(4,930)	(12,383)	(14,549)
Loss before income taxes	(23,544)	(16,152)	(85,171)	(56,083)
Provision for income taxes	167	261	567	801
Net loss	$(23,711)	$(16,413)	$(85,738)	$(56,884)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023

Cost of revenue:		(in thousands)
Subscription	$667	$670	$2,176	$1,958
Professional services and other	308	359	1,339	1,311
Sales and marketing(a)	7,336	6,364	23,284	19,260
Research and development(a)	5,909	4,621	19,196	14,214
General and administrative(a)(b)	4,807	4,174	18,319	10,642
Other expense, net	180	181	550	516
Total	$19,207	$16,369	$64,864	$47,901
(a) Includes $3.6 million of stock-based compensation related to the settlement of certain fiscal 2022 bonuses during the nine months ended October 31, 2022.

(b) Includes $2.6 million of stock-based compensation related to the modification of certain awards during the nine months ended October 31, 2022.
(2)Includes amortization of certain intangible assets of $20,000 and $20,000 for the three months ended October 31, 2022 and 2023, respectively, and $60,000 and $60,000 for the nine months ended October 31, 2022 and 2023, respectively.

(3)Includes executive officer severance as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023

	(in thousands)
Sales and marketing	$113	$—	$620	$443
General and administrative	—	—	—	1,553
Total executive officer severance	$113	$—	$620	$1,996
(4)Includes a $2.4 million insurance reimbursement for legal fees during the nine months ended October 31, 2023.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Revenue:
Subscription	87%	89%	88%	89%
Professional services and other	13	11	12	11
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	14	14	14
Professional services and other	10	10	10	10
Total cost of revenue	24	24	24	24
Gross margin	76	76	76	76
Operating expenses:
Sales and marketing	52	51	57	52
Research and development	31	25	32	27
General and administrative	16	14	19	14
Total operating expenses	99	90	108	93
Loss from operations	(23)	(14)	(32)	(17)
Other expense, net	(6)	(6)	(5)	(6)
Loss before income taxes	(29)	(20)	(37)	(23)
Provision for income taxes	—	—	—	—
Net loss	(29)%	(20)%	(37)%	(23)%

Discussion of the Three Months Ended October 31, 2022 and 2023
Revenue

	Three Months Ended October 31,
	2022	2023	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$69,041	$71,293	$2,252	3%
Professional services and other	9,985	8,382	(1,603)	(16)
Total revenue	$79,026	$79,675	$649	1
Percentage of revenue:
Subscription	87%	89%
Professional services and other	13	11
Total	100%	100%

The increase in subscription revenue was primarily due to a $6.2 million increase from new customers and a $3.9 million net decrease from existing customers. Our customer count increased 3% from October 31, 2022 to October 31, 2023. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to a higher volume of custom data apps delivered during the three months ended October 31, 2022. We expect that our total revenue growth rate will decrease for the remainder of fiscal 2024.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2022	2023	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$11,342	$11,523	$181	2%
Professional services and other	7,572	7,253	(319)	(4)
Total cost of revenue	$18,914	$18,776	$(138)	(1)
Gross profit	$60,112	$60,899	$787	1
Gross margin:
Subscription	84%	84%
Professional services and other	24	13
Total gross margin	76	76
The increase in subscription cost of revenue was primarily due to a $0.3 million increase in software costs.
The decrease in professional services and other cost of revenue was primarily due to a $0.6 million decrease in employee-related costs, partially offset by a $0.3 million increase in outsourced services.
Subscription gross margin remained flat, and we expect it to remain relatively flat in the near term.
Services gross margin declined primarily due to the timing of the delivery of custom data apps. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with higher margins.

Operating Expenses

	Three Months Ended October 31,
	2022	2023	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$41,012	$40,262	$(750)	(2)%
Research and development	24,583	19,729	(4,854)	(20)
General and administrative	13,029	12,130	(899)	(7)
Total operating expenses	$78,624	$72,121	$(6,503)	(8)
Percentage of revenue:
Sales and marketing	52%	51%
Research and development	31	25
General and administrative	16	14
Sales and marketing expenses decreased primarily due to a $1.5 million decrease in employee-related costs and a $0.4 million decrease in commission expense. This was partially offset by a $1.4 million increase in travel expense. Other minor decreases included contract labor and rent expense.
Research and development expenses decreased primarily due to a $4.1 million decrease in employee-related costs. Capitalized software increased by $0.6 million, which decreases expense.
General and administrative expenses decreased primarily due to a $1.3 million decrease in employee-related costs. This was partially offset by a $0.3 million increase in contract labor. Our general and administrative expenses decreased as a percentage of revenue from 16% to 14%. In the near term, we expect general and administrative expense to fluctuate from period to period.
Other Expense, Net

	Three Months Ended October 31,
	2022	2023	$ Change	% Change
		(in thousands)
Other expense, net	$(5,032)	$(4,930)	$102	2%
Other expense, net decreased primarily due to a $0.9 million decrease in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency, offset by a $0.9 million increase in interest expense. Interest income increased slightly. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates. We expect foreign currency gains and losses could become more pronounced due to currency market volatility.
Income Taxes

	Three Months Ended October 31,
	2022	2023	$ Change	% Change
		(in thousands)
Provision for income taxes	$167	$261	$94	56%
Income taxes increased primarily due to an increase in state income tax expense and higher profitability in our international subsidiaries during the three months ended October 31, 2023. In the long term, we expect income tax expense to increase in conjunction with changes in state tax laws.

Discussion of the Nine Months Ended October 31, 2022 and 2023
Revenue

	Nine Months Ended October 31,
	2022	2023	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$201,022	$213,594	$12,572	6%
Professional services and other	27,999	25,211	(2,788)	(10)
Total revenue	$229,021	$238,805	$9,784	4
Percentage of revenue:
Subscription	88%	89%
Professional services and other	12	11
Total	100%	100%
The increase in subscription revenue was primarily due to a $19.5 million increase from new customers and a $6.9 million net decrease from existing customers. Our customer count increased 3% from October 31, 2022 to October 31, 2023. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to a higher amount of revenue recognized from the delivery of custom apps during the nine months ended October 31, 2022.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2022	2023	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$32,721	$33,588	$867	3%
Professional services and other	22,167	22,847	680	3
Total cost of revenue	$54,888	$56,435	$1,547	3
Gross profit	$174,133	$182,370	$8,237	5
Gross margin:
Subscription	84%	84%
Professional services and other	21	9
Total gross margin	76	76
The increase in cost of subscription revenue was due in part to a $2.4 million increase in expense related to third-party web hosting services. This was partially offset by a $1.9 million decrease in data center costs and a $1.3 million decrease in employee-related costs. Other increases included a $1.2 million increase in software costs and a $0.4 million increase in outsourced services.
Cost of professional services and other revenue increased due in part to a $2.0 million increase in outsourced services, attributable to a higher volume of hours delivered by partners. This was partially offset by a $1.3 million decrease in employee-related costs.
Subscription gross margin remained flat. Professional services and other gross margin declined due to the timing of the delivery of custom data apps and a higher volume of hours delivered by partners during the nine months ended October 31, 2023.

Operating Expenses

	Nine Months Ended October 31,
	2022	2023	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$131,299	$124,464	$(6,835)	(5)%
Research and development	73,108	63,931	(9,177)	(13)
General and administrative	42,514	35,509	(7,005)	(16)
Total operating expenses	$246,921	$223,904	$(23,017)	(9)
Percentage of revenue:
Sales and marketing	57%	52%
Research and development	32	27
General and administrative	19	14
Sales and marketing expenses decreased due in part to a $3.7 million decrease in employee-related costs. Marketing expense decreased by $3.1 million, primarily due to decreases in demand generation and decreases in marketing events. Travel expense increased by $2.4 million, which was partially offset by a $1.8 million decrease in commission expense.
Research and development expenses decreased primarily due to a $7.5 million decrease in employee-related costs. Capitalized software increased by 2.1 million, which decreases expense. These decreases were partially offset by a $0.6 million increase in contract labor.
General and administrative expenses decreased primarily due to a $4.5 million decrease in employee-related costs. Professional and legal fees decreased by $2.5 million, primarily due to a $2.4 million insurance reimbursement for legal fees.
Other Expense, Net

	Nine Months Ended October 31,
	2022	2023	$ Change	% Change

	(in thousands)
Other expense, net	$(12,383)	$(14,549)	$(2,166)	17%
Other expense, net increased primarily due to a $3.2 million increase in interest expense as a result of an increasing principal balance and higher market interest rates. This was partially offset by a $0.5 million increase in interest income and a $0.4 million decrease in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency.
Income Taxes

	Nine Months Ended October 31,
	2022	2023	$ Change	% Change

	(in thousands)
Provision for income taxes	$567	$801	$234	41%
Income taxes increased due to an increase in state income tax expense and growth in our international subsidiaries during the nine months ended October 31, 2023.
Liquidity and Capital Resources
As of October 31, 2023, we had $57.4 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of October 31, 2023.

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
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2023. The term loan maturity date is April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. As of October 31, 2023, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.

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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the financial covenant terms of the credit facility on January 31, 2023 and October 31, 2023.
Historical Cash Flow Trends

	Nine Months Ended October 31,
	2022	2023

	(in thousands)
Net cash used in operating activities	$(8,059)	$(2,862)
Net cash used in investing activities	(5,073)	(9,240)
Net cash provided by financing activities	2,424	3,471
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
Net cash used in operating activities during the nine months ended October 31, 2023 consisted of cash outflows of $245.4 million exceeding the $242.5 million collected from customers. Significant components of cash outflows included $136.7 million for personnel costs and $54.4 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the nine months ended October 31, 2023 consisted primarily of $6.6 million of capitalized development costs related to internal-use software and $2.6 million of purchased property and equipment.
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
Net cash provided by financing activities for the nine months ended October 31, 2023 consisted primarily of $3.4 million of proceeds from shares issued in connection with our employee stock purchase plan.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that are inherently uncertain and that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Interest Rate Risk
As of October 31, 2023, we had $57.4 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of October 31, 2023. The term loans mature on April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. As of October 31, 2023, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2023, we had total debt outstanding with a carrying amount of $112.3 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after October 31, 2023 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. For example, our subscription contracts often contain pricing terms that are tied to the Consumer Price Index (CPI), and our pricing policy for renewals not tied to CPI is designed to approximate changes in CPI. If our costs were to become subject to significant inflationary pressure, we may not be able to fully offset these higher costs with price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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
We incurred net losses of $85.7 million and $56.9 million for the nine months ended October 31, 2022 and 2023, respectively, and had an accumulated deficit of $1,386.9 million at October 31, 2023. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,386.9 million as of October 31, 2023. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $8.1 million and $2.9 million for the nine months ended October 31, 2022 and 2023, respectively. As of October 31, 2023, we had $57.4 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of pandemics or other catastrophic events, military conflicts (including the Russian invasion of Ukraine and hostilities between Israel and Hamas), inflation, and adverse impacts to the financial service services industry, as well as economic conditions specifically affecting industries in which our customers operate.
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
 As of January 31, 2023, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1,166.2 million and $1,344.7 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income could adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. Prior to SVB’s closure, we had approximately $12.4 million in deposit accounts with SVB and an additional $18.3 million subject to SVB sweep account arrangements (with amounts held in custodial accounts with third-party financial institutions). As a result of U.S. government intervention, we subsequently regained access to our accounts at SVB, and Silicon Valley Bridge Bank has assumed SVB’s obligations to honor our standby letter of credit. However, there remains significant uncertainty surrounding the impact of these bank closures on the broader financial system. Moreover, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including customers and suppliers, may be unable to satisfy their obligations to, or enter into new commercial arrangements with us.
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
Our platform also provides real-time write-back capabilities to customer environments, including to IoT products and services. The development of the internet of things (IoT) presents security, privacy and execution risks. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brand, or negatively impact our business and operating results.
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
On February 26, 2015, the Federal Communications Commission (the FCC) reclassified broadband internet access services in the United States as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling or “paid prioritization” of content or services. However, in December 2017, the FCC once again classified broadband internet access service as an unregulated information service and repealed the specific rules against blocking, throttling or “paid prioritization” of content or services. It retained a rule requiring internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties have already stated they would appeal this order and it is possible Congress may adopt legislation restoring some net neutrality requirements. The elimination of net neutrality rules and any changes to the rules could affect the market for broadband internet access service in a way that impacts our business, for example, if internet access providers begin to limit the bandwidth and speed for the transmission of data from independent software vendors.
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
Our platform uses “open source” software that we, in some cases, have obtained from third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software, or to license our modifications or derivative works under the terms of the particular open source license. If we are required, under the terms of an open source license, to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 78%, and 79% of our total revenue for the nine months ended October 31, 2022 and 2023, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
•the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;
•the need to localize and adapt our application for specific countries, including translation into foreign languages and associated expenses;
•potential changes in public or customer sentiment regarding cloud-based services or the ability of non-local enterprises to provide adequate data protection, particularly in the European Union (the E.U.);
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
•political instability, terrorist activities or military conflicts (including the Russian invasion of Ukraine and hostilities between Israel and Hamas);

•requirements to comply with foreign privacy, information security, and data protection laws and regulations and the risks and costs of non-compliance;
•likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act (the FCPA), and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries;
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
We receive, store, and otherwise process personal information and other data from and about customers and other individuals in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (FTC) and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and may be alleged or deemed to be subject to industry standards, including certain industry standards that we undertake to comply with.

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, and became effective January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that has or will become effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that will become effective in 2024, Delaware, Iowa and Tennessee have adopted such legislation that will become effective in 2025, and Indiana has adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, Brazil, the People’s Republic of China (the PRC) and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation (GDPR) became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

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

We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF) which would permit transfers of personal data from the E.U. to the U.S., by participating entities. President Biden issued an executive order in October 2022 providing for safeguards on imported E.U. personal data, on which basis the European Commission an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. We currently have self-certified to the DPF and to the Swiss-U.S. Data Privacy Framework (the Swiss DPF). Each of these frameworks may be subject to legal challenge. The Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and information security, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais (LGPD) entered into effect in 2020, authorizing a private right of action for violations. Penalties include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million Brazilian reais. The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with similar rights as the GDPR regarding their data. Additionally, the Personal Information Protection Law (PIPL) of the PRC was adopted and went into effect in 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

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

We enter into business associate agreements with our customers who require them in order to comply with the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act, and therefore we are directly subject to certain provisions of HIPAA applicable to business associates. We may collect and process protected health information as part of our designated service, which may subject us to a number of data protection, security, privacy, and other government- and industry-specific requirements. In addition, if we are unable to comply with our obligations relating to the protection and processing of protected health information, we could be found to have breached our contracts with customers with whom we have a business associate relationship. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations, including under any business associate agreement, may lead to significant fines, civil and criminal penalties, and other liabilities. The U.S. Department of Health and Human Services (HHS) audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has increased in recent years and HHS has signaled its intent to continue this trend. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violations implicate the privacy of state residents.

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
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit, and otherwise process large amounts of sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional data security risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, fraud, misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources), and malicious attacks such as distributed denial of service with the intention to cause extended period of service downtime, preventing customers from accessing our products and services. Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers. Our employees and contractors who have access to company data as well as customer personal information and/or customer data could be a victim of social engineering tactics such as phishing and business email compromise, which could further lead to malware and/or ransomware being installed on our company assets and which could cause a potential compromise of systems and information. In addition, as we host our platform on third party cloud hosting services offered by the leading cloud hosting providers, any misconfiguration in the cloud due to our own unintentional error or lack of understanding, or any exploitation of vulnerabilities on those cloud hosting providers’ technology, could lead to unauthorized access, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals.

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

Enterprise use of generative artificial intelligence (GenAI) technologies may result in access to and processing of sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer or private information and confidential information. Sending confidential and private data outside of our own servers could trigger legal and compliance exposure, as well as risks of information exposure, including unauthorized acquisition, use, or other processing. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform’s own systems and infrastructure are not secure, data breaches or incidents may occur and lead to the exposure of sensitive information such as customer data, financial information, and proprietary business information, or it may be believed or asserted that one or more of these has occurred. Threat actors could also use GenAI for malicious purposes, increasing the frequency of their attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within the organization systems.

In addition, insider threats pose significant risks to our business, potentially compromising the confidentiality, integrity, and availability of customer data and the overall reputation of the organization. As employees or trusted individuals have authorized access to sensitive systems and customer information, malicious insiders may intentionally abuse their privileges, leading to actual or perceived data breaches or incidents, intellectual property theft or misappropriation, or unauthorized access to, or use of, systems or data. Additionally, insiders may inadvertently access, use, expose, or otherwise process confidential, personal, or otherwise critical information, or engage in unauthorized access to or use of company devices, networks, systems, or other resources, due to error, negligence, lack of awareness, or otherwise. We have suffered certain of these incidents in the past and expect that they will occur in the future.

Any security breach, security incident, or similar event impacting our platform, our networks or systems, or any systems or networks of our service providers, whether as a result of third-party action, insider attacks, employee or service provider error or malfeasance, phishing or smishing attacks, ransomware or other malware, social engineering, or otherwise, could result in unauthorized access to or use of our platform, disruptions to our platform or other aspects of our operations, the loss, alteration or unavailability of, or unauthorized access to or acquisition or other processing of, data or intellectual property of ourselves or our customers. Additionally, any such breach or incident, or unauthorized use of company resources, or any perception that any such event has occurred, may result in a loss of business, severe reputational or brand damage adversely affecting customer, partner, or investor confidence, regulatory investigations, demands, and orders, litigation or other claims, demands, or proceedings by governmental authorities or private parties, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, incident, or other event, and other liabilities, as well as harm to our sales efforts and expansion into existing and new markets.

We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived security breaches, incidents, or other events and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential, or anticipated attacks, security breaches or incidents, or other events, may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2023, we had 119 issued U.S. patents covering our technology and two patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of October 31, 2023, beneficially controlled approximately 80% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements.
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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act (Section 404) requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
•actual or perceived data breach or data loss, or misuse or perceived misuse of our platform;
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws or (5) other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

General Risk Factors
Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative general macroeconomic conditions in both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, a recession, political deadlock, natural catastrophes, pandemics, military conflict (including the Russian invasion of Ukraine and hostilities between Israel and Hamas) and terrorist attacks, whether in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws.	8-K	001-38553	3.1	May 8, 2023
10.1	Omnibus Amendment and Restatement, dated as of August 8, 2023, by and between the Company and Domo, Inc., a Utah corporation, Obsidian Agency Services, Inc. and Wilmington Trust, National Association.	10-Q	001-38553	10.1	September 5, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMO, INC.

Date: December 7, 2023	By:	/s/ David Jolley
David Jolley
Chief Financial Officer
(Principal Financial and Accounting Officer)