Form 10-K
period 2024-01-31
DOMO, INC.
filed 2024-03-28
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of July 31, 2023, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $549.0 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 22, 2024, there were approximately 3,263,659 shares of the registrant's Class A common stock and 34,767,551 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders, or the 2024 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2024

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
•we have experienced management and board turnover, which creates uncertainties and could harm our business;
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
•the efficacy of and our expectations regarding our sales and marketing efforts, including our ability to successfully introduce and expand our consumption-based services;

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

PART I
Item 1. Business
Overview
At Domo, we believe people and data are an organization's most valuable assets in the cloud era. Our cloud-based platform is a modern business intelligence software platform that enables processes that are critically dependent on business intelligence data – which historically could take weeks, months or longer – to be done on-the-fly, in as fast as minutes or seconds, at scale. From marketing to operations, HR to finance, IT to product development, supply chain to sales, Domo's platform is designed to change the way organizations are managed and empower our customers to multiply their impact on the business.
Through the Domo platform, data from across the business is collected, stored, prepared, organized, analyzed, visualized, and shared. Artificial intelligence algorithms and machine learning can be applied to the data that allow alerts to be triggered and actions invited. Users can receive these notifications on any device and immediately act on the invitation, after which the system can write back to the original system of record. Because Domo can digitally connect any organization and empower each of its employees, we believe our market potential is every working person with a mobile device. Because we leverage the power of the cloud, our platform can process extremely large volumes of quantitative and qualitative data while maintaining high performance levels. On a typical business day, our customers in the aggregate typically query several hundred trillion rows from uncached queries. Even with this volume of data, we maintain a subsecond average query response time.
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
•Data Warehouse: Our data warehouse, Adrenaline, stores massive amounts of data from across the business, organizes that data across many factors or variables and employs a massive number of processors to query that data in parallel, enabling employees across the organization to simultaneously access the same data for their various needs with sub second response times on average. Domo's federated query functionality supports several top cloud data warehouse engines and allows customers to query and visualize data that lives in their data warehouses without duplicating it. Domo Cloud Amplifier extends the native integrations to all functionality in Domo allowing users to leverage alerting, Magic ETL transformation, Domo AI and more while data remains at rest within a source cloud. Cloud Amplifier is currently available for Snowflake (including Snowflake on Azure), Databricks (including Databricks on Azure), Google Big Query, AWS Redshift and Dremio.
•Domo Magic ETL: Magic ETL is Domo's low code data transformation tool enabling customers to combine and enrich data so it can drive business impact. Magic includes basic transformation tiles but also allows more advanced users to leverage SQL and Python/R scripts. Data can be blended from multiple clouds as well as Excel files or other data sources loaded to Domo.
•Data Analysis and Visualization: The Domo analytics suite allows users to analyze, display, share and interact with data through pixel-perfect visualizations. Domo visualizations seamlessly work on mobile as well as on wall monitors in executive offices or manufacturing facility floors. Domo Bricks allows users to extend to unlimited visualization options including viz libraries such as D3, Plotly, MapBox, Chart.js and more. Domo alerts allow for proactive monitoring of data based on specific thresholds and security settings. Domo's App Studio provides low code tooling for developing next level visualizations and apps including custom themes, bespoke navigation, forms for data collection and more. More experienced developers can use the Domo App Dev Framework to create custom apps built on top of the data and governance of Domo.
•Embedded Analytics: Domo Everywhere is a set of embedded analytics tools that enable organizations to easily and securely deliver data experiences to customers, partners and vendors. Content can be shared in portals, web properties, or inside applications. Customers can also provision full Domo instances for their partners/customers seeded with content and data from them.
•Collaboration: Buzz is our standalone collaboration and productivity suite that integrates seamlessly with Domo's other features. Chat, sharing, organizational charts, profiles, and project management all help foster an engaged and curious workforce, so that anyone in an organization can participate in improving the business. Domo also provides integration points with both Microsoft Teams and Slack.
•Domo AI: Domo AI provides a comprehensive AI and machine learning infrastructure including a Jupyter workspace integration and AutoML capabilities for building models in Domo. Domo AI Model Management allows for the hosting, deployment, and training of models both built in Domo or hosted by third parties including Open AI, Amazon Bedrock, Databricks and Hugging Face. These models can be accessed via inference end points or used in Magic ETL, workflows and apps. Domo's AI service layer provides an abstraction layer for specific AI driven tasks throughout Domo including text generation, text to SQL, text summarization and more. The Domo AI foundation supports an ever expanding group of features in Domo making data more discoverable (via Chat and other tools) and enabling any user to build like a seasoned analyst.
•Automation: Domo Workflow engine allows for the automation of key business processes both within Domo and in external systems. Workflows can leverage data in Domo to drive actions and custom code (via Code Engine) to take action in external systems such as CRM, support ticket systems and e-mail systems. Workflows includes a Forms feature for collecting key data needed to run a workflow and a Queue feature for managing approvals before going to the next step in an automation. The Domo Task Center app is available in iOS and Android stores to allow for review of workflow queues from anywhere.
•Partner Ecosystem: Domo's partner program is focused on four key initiatives to drive meaningful business outcomes: Platform partners — relationships with technology platforms for seamless integrations and enhanced services for joint customers; Data partners — leveraging Domo Everywhere to help customers develop solutions that benefit their own customer base; App partners — growing Domo's extensive App ecosystem with a diverse range of app developers; and, Channel partners — broad market reach and customer engagement with channel partners.
As of January 31, 2024, we had more than 2,600 organizations as customers. We employ a land, expand, and retain business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our annual recurring revenue (ARR) net retention rate, which compares the ARR as of the measurement date to ARR from the same cohort as of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), was an average of 109%, 106%, and 96% for the years ended January 31, 2022, 2023 and 2024, respectively.
For the years ended January 31, 2022, 2023 and 2024, we had total revenue of $258.0 million, $308.6 million and $319.0 million, respectively, representing year-over-year growth of 20% and 3%, respectively. For the years ended January 31, 2022, 2023 and 2024, our net loss was $102.1 million, $105.6 million and $75.6 million, respectively.
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
We have people, process and technology in place for assessing, identifying, and managing material risks from potential unauthorized activities in our environment/systems that could adversely affect the confidentiality, integrity, or availability of our systems, our data, or our customer’s data residing on those systems. These include a wide variety of controls, technologies, tools, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. We have also designed and implemented a combination of people, process and technology to reduce the impact of a security incident at a third-party vendor, business partner, or customer.

As part of our security program, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans, backup and recovery plans and business continuity/disaster recovery plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually.

We have a unified and centrally-coordinated team, led by our chief information security officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in in close coordination with executive leadership team including CEO, CTO, CFO, CLO, CHRO, and other members of the senior leadership team. Reporting to our chief information security officer are a number of experienced security, governance, risk and compliance professionals. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Our cybersecurity risks and risk management activities are evaluated as part of our enterprise risk assessments which are also reviewed by the Audit Committee. In addition, we have established a Security Steering Committee, which is comprised of executives and senior leaders from the Product and Infrastructure organizations, in addition to the Information Security and Product Security organization leaders. The Security Steering Committee meets monthly to evaluate cybersecurity related risks and mitigations, including prioritization of efforts to reduce the overall cybersecurity risk for the company from the engineering and product development perspective.
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
•Continuous Product Innovation. From inception through January 31, 2024, we have invested $824.1 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features and to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. Additionally, we believe that our significant investments in research and development will provide tremendous leverage in our financial model as our business continues to scale.

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
Our Technology
Our solution is comprised of nine core elements:
•connectors;
•data warehouse and fast query engine;

•Domo Magic ETL;
•data analysis and visualization tools;
•embedded analytics;
•collaboration tools;
•Domo AI;
•automation workflows; and
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

Domo's federated query functionality supports several top cloud data warehouse engines and allows customers to query and visualize data that lives in their data warehouses without duplicating it. In addition to federated query, Domo Cloud Amplifier capabilities allow for a native integration with Snowflake, Google Big Query, Databricks, AWS Redshift and Dremio. Cloud Amplifier goes beyond direct query for data visualizations to include the ability to write back data to the selected cloud service. This write portion allows for the hydration of data via both Domo connectors and Domo Magic ETL. Cloud Amplifier also can integrate with OAuth security setup for the host cloud service allowing for seamless integration with existing data security rules.
Domo Magic ETL: Data Transformation
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
•Scripting tiles for running custom R and Python scripts;
•Deployment of AI Models hosted in Domo or other third party Data Science/Machine Learning platforms;
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

Domo provides a vast library of illustrative forms (including ISOTYPEs) out of the box. For example, Domo's catalog of shape includes 50+ types with configuration rules to specify color, shape, and value. Domo Bricks has greatly expanded the library of illustrative forms by providing the ability to copy and paste snippets of code and then further customize the illustration within the brick's edit box. Or, users can choose from a collection of out-of-the-box Domo Bricks that can be customized to meet precise visualization needs. Domo also supports custom SVGs as reusable infographic components. Users can import vector art created in illustration software into Domo and use as live data-powered components in any data Story.
Domo Dashboards and the new App Studio tool enhance the creation of complete visual compositions. Customers can use a drag-and-drop interface to create highly stylized infographic data stories that include:
•customized interactive filtering relationships between selected elements in a story;
•image usage and color rules to enforce design consistency and branding;
•dynamic, rich text blocks that can have portions dynamically inserted from live data;
•background images for an entire story canvas;
•embedded live videos that play in place; and
•apply a single theme with colors and design elements across all objects in App Studio (multiple dashboards and visualizations).
Domo also supports (out of the box) fine-grained control over presentation on a small mobile screen.
Embedded Analysis
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
Domo AI
Domo AI brings the value of AI to business users and includes two foundational elements: AI Model Management and the AI Service Layer.
Domo AI Model Management allows for the deployment, training and refactoring of AI Models whether hosted by Domo or by a third party. Domo Hosted models leverage either AutoML or Domo Jupyter Workspaces to develop the model. Third party models (including LLM) can be hosted by Open AI, Data Bricks, Amazon Bedrock and Hugging Face. Whether hosted internal or external to Domo, the AI Model is exposed via an inference end point which can be accessed via Domo Magic ETL, Dashboards, Apps and Workflow engine or from external systems with appropriate access.
Domo AI Service Layer provides specific and tuned internal services powered by Domo AI Models (Domo provides default models but allows the flexibility to change which model is being used for each services based on customer policy and needs). Current AI Services include text-to-sql, text-to-beastmode (calculated fields), text-generation and text-summarization. Domo will also be adding Universal Model services for such tasks as forecasting, outlier analysis, sentiment analytics, PII detection and more.
These AI models and services can be applied towards data preparation via Domo Magic ETL and Domo Workflows. In Magic ETL, a model inference endpoint can be used to run data through a specific model. In Workflows, in addition to running a model or AI Service, the Workflow can also allow for a "human in the loop" component where in some scenarios human approval or update is required."
Additional AI/ML functions with Domo include:
•Data Science tiles in Magic ETL: A user can easily deploy a multiple algorithms with no code. Customers can simply drag and drop a data science tile (a pre-packaged action/calculation/algorithm/or other data transformation action including clustering, forecasting and outlier detection) in Magic ETL that performs a clustering algorithm (including both k-means and k-medians algorithms) on the dataset. This can be achieved through a few clicks and no code.
•Scripting tiles for R and Python: Advanced customers can employ our data science scripting tiles (R or Python) to use their own custom code for AI and machine learning functions. Once a customer's custom-coded data science tile is deployed, data can be fed into this algorithm. If more specificity is needed, a user can configure a Python script to code up any advanced clustering methodology or unsupervised approach they prefer. Customers can also use Jupyter notebooks to find clusters in a dataset.
•Jupyter Notebooks Integration: Jupyter Notebooks are tightly integrated with Domo to allow users to easily explore their Domo DataSets, leverage instantaneous code execution to develop pipelines for data science and machine learning, document their processes, create custom visualizations, and write transformed data back into Domo.
•Domo's AutoML (built on AWS Sagemaker) capability can automatically identify key drivers in a dataset. AutoML automatically generates a feature importance dataset for the customer that helps them explore and visualize the data to understand how each attribute in the data contributes to the predicted result. The higher the score on a feature, the more the feature impacts the model’s predictions. From a business perspective, this helps users understand which drivers impact the outcome they care about the most. It also speeds up the ML workflow by helping users prioritize data improvements for features that will have the most impact on the model's predictions. Domo's augmented Data Profiler automatically recommends cleaning actions and calculates correlations and distributions to help business users identify the most important attributes of their data.
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
Data Management, Governance, Security and Access Control
The Domo platform is designed to meet the enterprise security, compliance and privacy requirements of our customers, particularly in highly regulated industries, such as financial services, government, health care, pharmaceuticals, energy and technology.
In addition to advanced internal security controls, Domo provides extensive self-service features that enable administrators to stay in control of and have full transparency into data at all times. These features include access management, data governance and logging and monitoring tools.
Access Management
Creating users and granting access rights in Domo is the first layer in maintaining information security. Personalized Data Permissions (PDPs) allow users to create robust entitlement policies that govern access to specific data, increasing data usage while simultaneously helping to ensure that sensitive or irrelevant information remains secure. Pre-defined security profile options are included to allow organizations to easily deploy our platform. Each profile contains clearly defined access privileges, which can be turned on or off by default, and privileges and roles can be fully tailored to align with an organization’s unique policy. The Domo Governance Toolkit allows users to automate key governance functions such as PDP policies, group management, tagging of objects in Domo, copying of key data, backup of data and more.
Logging and Monitoring
Administrators can easily monitor global activity across Domo with our Activity Logs console. Authorized users can quickly access usage metrics like login attempts, card views, card creation and card edits. The console also provides the times those events took place and by which user. Admins can filter and sort this data, and export to an Excel spreadsheet or CSV file. The activity log can also be written to an external streaming service (such as kafka) so that existing enterprise monitors are fully aware of activity with Domo.
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
Customers
As of January 31, 2024, we had over 2,600 customers. We have customers in a wide variety of industries, geographies, and sizes, ranging from small organizations to large enterprises. We derived 79% of our revenue for the year ended January 31, 2024 from customers in the United States. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2022, 2023 and 2024, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
We recently began offering our platform as a consumption-based service. Customers have an annual purchase commitment, utilizing a tiered pricing structure, which is paid upfront, and is based on an estimated volume of usage. We believe this model could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We believe this has potential to remove many of the barriers to adoption and better align our pricing to the value delivered to our customers. We expect an increase in the number of consumption-based agreements in future periods. However, we have limited experience with consumption-based agreements and changes in our pricing and subscription models subject us to a number of uncertainties.
As of January 31, 2024, 66% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 65% and 62% of customers as of January 31, 2023 and 2022, respectively. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer. Approximately 60% of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2025.
We primarily generate sales through our direct sales team, which includes both inside sales and field sales personnel. Most all of our sales and professional services activities are conducted remotely. We also updated our freemium offering. Domo Free, making it easy for users and organizations to sign up for free trials on our website. With our new freemium offering in conjunction with our consumption-based pricing model, Domo Free customers can access our complete platform and pay solely for the services they utilize beyond the allotment of credits offered through Domo Free.
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
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America, Western Europe, Canada, Australia, and Japan. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2024, we used Amazon Web Services, or AWS, data center facilities located in Western Europe, North America and Australia. We committed to spend an aggregate of $106.0 million between October 2022 and September 2027 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data.
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
Research and development expenses were $81.0 million, $95.1 million and $85.0 million for the fiscal years ended January 31, 2022, 2023 and 2024, respectively.
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
As of January 31, 2024, we owned 115 issued U.S. patents and four pending U.S. patent applications. We also owned ten patents in the European Union, three patents in Great Britain, five patents in Canada and one patent in Japan. The issued U.S. patents that we own have expiration dates ranging from April 2024 to September 2041. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.
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
Employees
As of January 31, 2024, we had 958 employees, of which 740 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
Corporate Information
We were originally incorporated in Delaware in September 2010 under the corporate name "Shacho, Inc." We changed our name to "Domo, Inc." in December 2011. Our principal executive offices are located at 802 East 1050 South, American Fork, UT 84003, and our telephone number is (801) 899-1000. Our website address is www.domo.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at www.domo.com/ir. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
We incurred net losses of $102.1 million, $105.6 million and $75.6 million for the years ended January 31, 2022, 2023 and 2024, respectively, and had an accumulated deficit of $1,405.6 million at January 31, 2024. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,405.6 million as of January 31, 2024. We have also experienced negative or close to breakeven cash flows from operating activities, including cash used in operating activities of $10.9 million for the year ended January 31, 2023 and cash provided by operating activities of $0.4 million and $2.6 million for the years ended January 31, 2022 and 2024, respectively. As of January 31, 2024, we had $60.9 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of pandemics or other catastrophic events, military conflicts (including the Russian invasion of Ukraine, and hostilities between Israel and Hamas), inflation, and adverse impacts to the financial service services industry, as well as economic conditions specifically affecting industries in which our customers operate.
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
We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain jurisdictions. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes on subscriptions to our platform in various jurisdictions is unclear. Further, rules regarding tax nexus are complex and vary significantly across state, local and foreign jurisdictions. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from purchasing our application, or otherwise harm our business and operating results. In addition, we are required to withhold and timely remit payroll-related taxes for which we are also subject to the possibility of audits that could result in tax assessments, including associated interest and penalties.
Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our platform and adversely impact our business.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts & Jobs Act of 2017 eliminated the ability to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize those expenditures over five or fifteen years. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Further, the Inflation Reduction Act of 2022 introduced a non-deductible excise tax of 1% on the value of certain share repurchases by publicly traded corporations, which may increase the costs to us of any share repurchases.

In addition, taxation of cloud-based software is constantly evolving as many state and local jurisdictions consider the taxability of software services provided remotely. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to use or purchase subscriptions to our platform in the future. Additionally, new, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could harm our business and operating results.
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
Further, many countries and the Organization for Economic Cooperation and Development have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
 As of January 31, 2024, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1,178.3 million and $1,352.8 million, respectively, which may be available to offset taxable income in the future. The federal NOLs will begin to expire in various years beginning in 2032 if not utilized. The state NOLs will expire depending on the various rules in the state jurisdictions in which we operate. A lack of future taxable income could adversely affect our ability to utilize these NOLs before they expire.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset its future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. We have historically contracted third parties to perform a Section 382 analysis to evaluate limitations on our NOLs due to ownership changes, with the most recent analysis being through January 31, 2023. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
To increase our revenue, we must add new customers. Demand for our platform is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and release of new applications and features, technological change, growth or contraction in our addressable market, and accessibility across mobile devices, operating systems, and applications, and macroeconomic changes, including the impact of public health epidemics or pandemics on the demand for technology solutions like ours. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2025. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of public health epidemics or pandemics. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
If customers do not expand their use of our platform or adopt additional use cases, our growth prospects, operating results and financial condition may be adversely affected.
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
We have experienced management and board turnover, which creates uncertainties and could harm our business.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 78%, and 79% of our total revenue for the years ended January 31, 2023 and 2024, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, and became effective January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that will become effective in 2024, Delaware, Iowa and Tennessee have adopted such legislation that will become effective in 2025, and Indiana has adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and information security, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, Brazil, the People’s Republic of China (the PRC), India, and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation (GDPR) became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other laws and regulations governing privacy, data protection, and information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged non-compliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

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

We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF), which would permit transfers of personal data from the E.U. to the U.S., by participating entities. The European

Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. We have self-certified to the DPF and to the Swiss-U.S. Data Privacy Framework (the Swiss DPF). Each of these frameworks may be subject to legal challenge. Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

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

In addition to the privacy regulations described above, our business is also subject to contractual obligations to maintain compliance with leading security frameworks and standards such as AICPA’s SOC 1 and SOC 2; International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC) standards for ISO 27001 and ISO 27018; HITRUST Alliance’s HITRUST CSF; and Texas Department of Information Resources’ TX-RAMP certification. Annually, we also perform an internal/self-analysis of our adherence to the requirements stated in Australian Cyber Security Center (ASCS)’s IRAP framework and UK’s National Cyber Security Centre’s Cyber Essentials. Any failure or perceived failure by us to comply with these contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection and information security may result in loss of certification, governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition.

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
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit, and otherwise process large amounts of sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional data security risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, fraud, misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources), and malicious attacks such as distributed denial of service with the intention to cause extended period of service downtime, which could prevent customers from accessing our products and services. Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers. Our employees and contractors who have access to company data as well as customer personal information and/or customer data could be a victim of social engineering tactics such as phishing and business email compromise, which could further lead to malware and/or ransomware being installed on our company assets and which could cause a potential compromise of systems and information. In addition, as we host our platform on third party cloud hosting services offered by the leading cloud hosting providers, any misconfiguration in the cloud due to our own unintentional error or lack of understanding, or any exploitation of vulnerabilities on those cloud hosting providers’ technology, could lead to unauthorized access, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals.

We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity. While we have established a formal third party security risk assessment process to address security risks for our company relating to our key third party service providers, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures or our own security measures, resulting in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. We also use and rely on several open source libraries and packages, and certain libraries and packages while developing our product and if such libraries or packages are vulnerable and are exploited, our ability to address such vulnerabilities in a timely manner may be limited and may result in disruptions to our platform or operations and in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. Occasionally, we also deploy code generated by Artificial Intelligence (AI) tools and improper or inadequate vetting of AI-generated code for any security related vulnerabilities may result in exploitation of such vulnerabilities leading to disruption, unauthorized access to our infrastructure, our confidential data or our customers' data.

Additionally, there have been and may continue to be significant supply chain cyber-attacks generally, and our third-party service providers (and business partners) may be targeted or impacted by such attacks. We cannot guarantee that our systems and networks or those of our vendors or service providers have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or compromise of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Malicious actors may be able to circumvent those security measures, resulting in unavailability of, unauthorized access to, misuse, disclosure, loss, unavailability, destruction, or other processing of our and our customers’ data, including sensitive and personal information. We and our service providers may also face difficulties or delays in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches and incidents that remain undetected for an extended period.

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

From time to time, third parties have published, and may publish, unauthorized websites that give a false impression of being official Domo websites. Purveyors of these unauthorized websites may deceive job applicants, potential customers, and other third parties into believing they are interacting with us and may, among other things, collect and misuse their personal information or purport to charge them money in connection with submitting a job application, or performing a task pertaining to the Domo application, such as testing the application to optimize performance. These activities may disrupt our sales, human resources, and other functions, significantly harm our brand, reputation and market position, and result in claims, demands, inquiries, and potential liabilities.

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

Due to political and macroeconomic uncertainty and military actions associated with geopolitical events such as Russia’s invasion of Ukraine and hostilities between Israel and Hamas, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, distributed denial of service, or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations, and platform. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or others incorrectly attribute the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach or incident is caused by or otherwise attributed to our employees, vendors, or service providers as a result of inadvertent error, malfeasance, an insider attack, or otherwise. If customers or partners believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2024, we had 115 issued U.S. patents covering our technology and four patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of January 31, 2024, beneficially controlled approximately 80% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
•sales of large blocks of our common stock including sales by our executive officers, directors and significant stockholders; and
•other events or factors, including those resulting from war, incidents of terrorism, public health epidemics or pandemics, bank failures, changes in general economic, industry and market conditions and trends, natural disasters, or responses to any of these events or factors that may affect our operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Domo has an established cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its critical systems, internal networks, and information. This program implements policies, processes, and controls to respond to cybersecurity threats and mitigate business impacts. Management is responsible for day-to-day administration of Domo’s cybersecurity policies, processes, practices, and risk management.
Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”).

We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected our organization, including its business strategy, results of operations, or financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time. If realized, these risks are reasonably likely to materially affect our organization. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Our cybersecurity policies, standards, processes, and practices are informed by recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and an array of other applicable standards-setting bodies, which are integrated into a broader risk management framework and related processes. We also hold various security-related industry certifications and attestations that have been validated by external auditors, including SOC 1, SOC 2, ISO 27001, ISO 27018, HITRUST, HIPAA, and others.

We conduct annual risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Technology Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage assessors, consultants, and auditors in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We require each third-party service provider which have access to or a relationship to our systems or data to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

We have a unified and centrally coordinated team, led by our Chief Information Security Officer (CISO), that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with executive leadership team including CEO, CTO, CFO, CLO, CHRO, and other members of the senior leadership team. The CISO has extensive experience in the management of cybersecurity risk management programs, having served in various leadership roles in information technology and information security for over 18 years. He also holds an undergraduate degree in information systems and a master’s degree in business administration and accounting. We believe the Company’s business leaders, including our CEO, CFO, CTO, CHRO, and CLO, who have experience managing cybersecurity risk at Domo and at similar companies, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats. Reporting to our Chief Information Security Officer are several experienced security engineers, and governance, risk, and compliance professionals. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Our CISO and our management committee on cybersecurity (security steering committee) oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Some key processes by which our CISO and security steering committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following:

•Identification and Reporting: We have implemented a robust, cross-functional approach to identifying, assessing, and managing cybersecurity threats and risks. Our program includes controls and procedures designed to properly identify, classify, and escalate cybersecurity risks to provide management with visibility and prioritization of risk mitigation efforts and to publicly report material cybersecurity incidents when appropriate.

•Threat Intelligence: We have established a Threat Intelligence team focused on profiling, intelligence collection, and threat analysis supporting our ongoing efforts to identify, assess and manage cybersecurity threats. The team’s input supports both near-term response to cybersecurity events, and long-term strategic planning and development of our cybersecurity risk management framework.

•Technical Safeguards: We deploy, maintain, and regularly monitor the effectiveness of technical safeguards that are designed to protect our information systems from cybersecurity threats. We make investments in core security capabilities, including awareness and training, identity and access, incident response, product security, cloud security, enterprise security, risk management, and supply chain risk, to enable us to better identify, protect, detect, respond to, and recover from evolving security threats. Our technical safeguards include firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through internal and external security assessments and cybersecurity threat intelligence. We regularly assess our safeguards through internal testing by our assurance teams. We also leverage external third-party testing (e.g., penetration testing, attack surface mapping, and security maturity assessments).

•Incident Response and Recovery Planning: We have established and maintain robust incident response, business continuity and disaster recovery plans designed to address our response to a cybersecurity incident. We conduct regular tabletop exercises involving multiple operational teams, including senior management, to test these plans and to familiarize personnel with their roles in a response scenario.

•Third-Party Risk Management: We maintain a robust, risk-based approach to identifying and overseeing cybersecurity threats presented by certain third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a significant cybersecurity incident affecting those third-party systems.

•Education and Awareness: We regularly provide employee training on security-related duties and responsibilities, including knowledge about how to recognize security incidents and how to proceed if an actual or suspected incident should occur. This training is mandatory for employees across our organization and is intended to provide our employees and contractors with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

Our CISO provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
Item 2. Properties
Our headquarters is located in American Fork, Utah. Our current facility has approximately 191,765 square feet under leases that expire in May 2027. We also lease space in various locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel.
We believe the facilities we lease are sufficient to meet our needs for the immediate future.
Item 3. Legal Proceedings
The Company is involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company's financial condition, results of operations, or liquidity. See "Note 12—Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our legal proceedings.
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
Holders of Record
As of January 31, 2024, there was one holder of record of our Class A common stock and 90 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph set forth below compares the cumulative total return to stockholders on our Class B common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, the S&P 500 Information Technology Index, and the Russell 2000 Index. During the year ended January 31, 2024, we included the Russell 2000 Index as we believe it is a more comparable metric that aligns with the size of our market capitalization. All values assume a $100 initial investment, and all data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class B common stock.

Comparison of Cumulative Total Return

Company/Index	Jan 31, 2019	Jan 31, 2020	Jan 31, 2021	Jan 31, 2022	Jan 31, 2023	Jan 31, 2024
Domo, Inc.	$99	$89	$232	$172	$57	$40
S&P 500	101	122	144	177	162	196
S&P 500 Information Technology	96	141	193	244	205	308
Russell 2000	91	98	126	123	118	119
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.
Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then enabling all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based data experience platform that digitally connects everyone at an organization – from the CEO to frontline employees – with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to put data to work for everyone so they can multiply their impact on the business.
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
We recently began offering our platform as a consumption-based service. Customers of our consumption-based service have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure. We believe this model could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We believe this has potential to remove many of the barriers to adoption and better align our pricing to the value delivered to our customers. We expect an increase in the number of consumption-based agreements in future periods. However, we have limited experience with consumption-based agreements, and changes in our pricing and subscription models subject us to a number of uncertainties.
As of January 31, 2024, 66% of our customers were under multi-year contracts on a dollar-weighted basis compared to 65% and 62% of customers as of January 31, 2023 and 2022, respectively. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2024 total RPO was$373.3 million. The amount of RPO expected to be recognized as revenue in the next twelve months was $241.2 million as of January 31, 2024.
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
From inception through January 31, 2024, we have invested $824.1 million in the development of our platform. As of January 31, 2024, we had 272 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these investments as a percentage of revenue will likely increase slightly in the short term then remain consistent over time.

For the years ended January 31, 2022, 2023 and 2024, we had total revenue of $258.0 million, $308.6 million and $319.0 million, respectively, representing year-over-year growth of 20% and 3% for the years ended January 31, 2023 and 2024, respectively. Our enterprise customers generated revenue of $143.6 million, $160.6 million, and $155.7 million for the years ended January 31, 2022, 2023 and 2024, respectively, or year-over-year growth of 12% and decline of 3%, respectively. Our corporate customers generated revenue of $114.4 million, $148.0 million, and $163.3 million for the years ended January 31, 2022, 2023 and 2024, respectively, or year-over-year growth of 29% and 10%, respectively.
For the years ended January 31, 2022, 2023 and 2024, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 77%, 78% and 79% of our total revenue for the years ended January 31, 2022, 2023 and 2024, respectively.
Notwithstanding our ongoing shift to a consumption-based pricing model, we expect our revenue to be negatively impacted in the near term, due in part to the effects of the macroeconomic environment which has elongated the software sales cycle, increased deal scrutiny, and made renewal discussions more challenging. These factors have had a greater impact on our enterprise customers as evidenced by our declining enterprise revenue, and we expect it to continue to decline in the near term. In response to these dynamics, we have taken and intend to continue to take steps to better align our sales team and focus on controlling costs, which we expect will result in improved margins, sustained positive cash flow and efficient growth in the long term.
We have incurred significant net losses since our inception, including net losses of $102.1 million, $105.6 million and $75.6 million for the years ended January 31, 2022, 2023 and 2024, respectively, and had an accumulated deficit of $1,405.6 million at January 31, 2024. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of January 31, 2024, we had over 2,600 customers. Enterprise customers accounted for 56%, 52% and 49% of our revenue for the years ended January 31, 2022, 2023 and 2024, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 90%, 89% and 86% for the 12 months ended January 31, 2022, 2023 and 2024, respectively.
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
The following table sets forth our ARR net retention rate for each of the eight quarters in the period ended January 31, 2024:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
All Customers	108%	107%	107%	101%	100%	98%	95%	91%
ARR net retention rate enables measurement of the progress of our business initiatives and is used by management to make operational decisions. ARR net retention rate is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.
In fiscal 2024 our net retention trended lower as a result of slowing growth in upsells. Gross retention declined in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform. As we continue to enhance our product and develop methods to encourage wider and more strategic adoptions, we expect that customer retention will increase over the long term. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
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
Sales and marketing expense as a percentage of total revenue was 56% and 56% for the years ended January 31, 2022 and 2023, respectively, compared to 51% for the year ended January 31, 2024.
Leverage Research and Development Investments for Future Growth
We plan to continue to make investments in areas of our business to continue to expand our platform functionality. This may include investing in machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. These investments may also include extending the functionality and effectiveness of our platform through improvements to the Domo Appstore and developer toolkits, which enable customers and partners to quickly build and deploy custom data applications. The amount of new investments as a percentage of revenue required to achieve our plans is expected to increase slightly in the near term then remain consistent in the long term.
Research and development expense as a percentage of total revenue was 31% and 31% for the years ended January 31, 2022 and 2023, respectively, compared to 27% for the year ended January 31, 2024.
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
The following table sets forth our billings for the years ended January 31, 2022, 2023 and 2024:

	Year Ended January 31,
	2022	2023	2024
Billings (in thousands)	$296,464	$323,772	$321,093
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
Other Expense, Net
Other expense, net consists primarily of interest expense related to long-term debt, It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2022	2023	2024
		(in thousands)
Revenue:
Subscription	$223,010	$271,290	$285,500
Professional services and other	34,951	37,355	33,489
Total revenue	257,961	308,645	318,989
Cost of revenue:
Subscription(1)	40,907	43,295	46,045
Professional services and other(1)	26,239	29,783	29,425
Total cost of revenue	67,146	73,078	75,470
Gross profit	190,815	235,567	243,519
Operating expenses:
Sales and marketing(1)(2)	143,722	173,300	163,902
Research and development(1)	81,027	95,093	85,049
General and administrative(1)(2)	54,536	56,047	49,449
Total operating expenses	279,285	324,440	298,400
Loss from operations	(88,470)	(88,873)	(54,881)
Other expense, net(1)	(14,102)	(15,499)	(19,431)
Loss before income taxes	(102,572)	(104,372)	(74,312)
Provision for (benefit from) income taxes	(461)	1,179	1,257
Net loss	$(102,111)	$(105,551)	$(75,569)
________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2023	2024
		(in thousands)
Cost of revenue:
Subscription	$2,819	$2,676	$2,810
Professional services and other	1,753	1,822	1,735
Sales and marketing	21,241	30,636	25,015
Research and development	15,853	24,335	19,520
General and administrative	18,155	23,680	14,565
Other expense, net	705	710	703
Total	$60,526	$83,859	$64,348

(2)Includes executive officer severance as follows:

	Year Ended January 31,
	2022	2023	2024
		(in thousands)
Sales and marketing	$—	$620	$750
General and administrative	—	—	1,553
Total executive officer severance	$—	$620	$2,303

	Year Ended January 31,
	2022	2023	2024
Revenue:
Subscription	86%	88%	90%
Professional services and other	14	12	10
Total revenue	100	100	100
Cost of revenue:
Subscription	16	14	14
Professional services and other	10	10	10
Total cost of revenue	26	24	24
Gross margin	74	76	76
Operating expenses:
Sales and marketing	56	56	51
Research and development	31	31	27
General and administrative	21	18	15
Total operating expenses	108	105	93
Loss from operations	(34)	(29)	(17)
Other expense, net	(5)	(5)	(6)
Loss before income taxes	(39)	(34)	(23)
Provision for (benefit from) income taxes	—	—	—
Net loss	(39)%	(34)%	(23)%

Discussion of the Years Ended January 31, 2023 and 2024
Revenue

	Year Ended January 31,
	2023	2024	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$271,290	$285,500	$14,210	5%
Professional services and other	37,355	33,489	(3,866)	(10)
Total revenue	$308,645	$318,989	$10,344	3
Percentage of revenue:
Subscription	88%	90%
Professional services and other	12	10
Total	100%	100%

The increase in subscription revenue was primarily due to a $25.8 million increase from new customers and a $11.6 million net decrease from existing customers. Our customer count increased 3% from January 31, 2023 to January 31, 2024. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter. Revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to a higher amount of revenue recognized from the delivery of custom apps and a higher volume of billable hours delivered during the year ended January 31, 2023. For fiscal 2025 we expect that total revenue will be flat compared to fiscal 2024.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2023	2024	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$43,295	$46,045	$2,750	6%
Professional services and other	29,783	29,425	(358)	(1)
Total cost of revenue	$73,078	$75,470	$2,392	3
Gross profit	$235,567	$243,519	$7,952	3
Gross margin:
Subscription	84%	84%
Professional services and other	20	12
Total gross margin	76	76
The increase in cost of subscription revenue was primarily due to a $3.5 million increase in our third-party web hosting services, partially offset by a $1.9 million decrease in data center costs. Costs related to fees paid to third parties for use of their technology and services increased by $1.4 million.
The decrease in cost of professional services and other revenue is primarily due to a $1.8 million decrease in employee-related costs, partially offset by a $1.5 million increase in outsourced services.
We expect subscription gross margin to remain relatively flat in the near term.
Services gross margin declined primarily due to the timing of the delivery of custom apps and a higher volume of hours delivered by partners during the year ended January 31, 2024. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with higher margins.

Operating Expenses

	Year Ended January 31,
	2023	2024	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$173,300	$163,902	$(9,398)	(5)%
Research and development	95,093	85,049	(10,044)	(11)
General and administrative	56,047	49,449	(6,598)	(12)
Total operating expenses	$324,440	$298,400	$(26,040)	(8)
Percentage of revenue:
Sales and marketing	56%	51%
Research and development	31	27
General and administrative	18	15
The decrease in sales and marketing expenses was primarily due to a $5.0 million decrease in employee-related costs. Marketing expenses decreased by $2.5 million primarily due to a decrease in demand generation. Sales and marketing expense as a percentage of total revenue decreased from 56% in the year ended January 31, 2023 to 51% in the year ended January 31, 2024. We expect sales and marketing expense as a percentage of revenue to remain consistent in the near term and decrease in the long term.
Research and development expenses decreased primarily due to a $6.6 million decrease in employee-related costs. Capitalized software increased by $2.0 million, which decreases expense. Research and development expense as a percentage of revenue decreased from 31% in the year ended January 31, 2023 to 27% in the year ended January 31, 2024. We expect research and development expense as a percentage of revenue to increase slightly in the near term and remain consistent in the long term.
General and administrative expenses decreased primarily due to a $5.5 million decrease in employee-related costs. Professional and legal expenses decreased by $1.5 million. General and administrative expenses as a percent of revenue decreased from 18% in the year ended January 31, 2023 to 15% in the year ended January 31, 2024. In the near term, we expect general and administrative expense as a percentage of revenue to fluctuate from period to period.
Other Expense, Net

	Year Ended January 31,
	2023	2024	$ Change	% Change
		(in thousands)
Other expense, net	$(15,499)	$(19,431)	$(3,932)	25%
Other expense, net increased due to a $3.8 million increase in interest expense. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Year Ended January 31,
	2023	2024	$ Change	% Change
		(in thousands)
Provision for income taxes	$1,179	$1,257	$78	7%
Income taxes increased primarily due to higher taxable income from our international subsidiaries during the year ended January 31, 2024. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.

Discussion of the Years Ended January 31, 2022 and 2023
For a discussion of the year ended January 31, 2023 compared to the year ended January 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2023.
Liquidity and Capital Resources
As of January 31, 2024, we had $60.9 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of January 31, 2024.
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
Credit Facility
In August 2020, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from October 1, 2022 to April 1, 2025. Per the amendment, we were required to comply with a financial covenant requiring us to maintain a minimum balance of unrestricted cash and cash equivalents equal to $10.0 million until our six-month adjusted cash flow is greater than zero. The amendment also revised the maximum debt ratio financial covenant and included an amendment fee of $5.0 million, which accrues interest at a rate of 9.5% per year. The amendment fee, along with its accrued interest, is to be paid at the earlier of the payment date, maturity date, or the date the loan becomes payable.
In August 2023, we entered into an amendment to the credit facility to, among other things, replace the LIBOR reference rate with a term Secured Overnight Financing Rate (Term SOFR) reference rate and make conforming changes throughout the credit agreement. Additionally, we obtained a waiver for defaults on technical non-financial covenants related to collateral.

The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2024. During the fiscal year ended January 31, 2024, the term loan maturity date was April 1, 2025 with a closing fee of $7.0 million, which is in addition to the $5.0 million amendment fee described above. Each term loan requires that we pay only interest until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. As of January 31, 2024, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
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
The credit facility defines our annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. We were in compliance with the financial covenant terms of the credit facility on January 31, 2023 and January 31, 2024.
In February 2024, we entered into an amendment to our credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain adjustments to the financial covenant terms of the credit facility. In conjunction of this amendment, we issued 189,036 fully-vested warrants to purchase Class B common stock with an exercise price of $0.01 per share, adjusted for stock splits and combinations. These warrants have an expiration date of February 17, 2028. For more information, see Note 18 "Subsequent Events."
Historical Cash Flow Trends

	Year Ended January 31,
	2022	2023	2024
		(in thousands)
Net cash provided by (used in) operating activities	$379	$(10,890)	$2,583
Net cash used in investing activities	(6,517)	(7,996)	(11,760)
Net cash (used in) provided by financing activities	(561)	2,424	3,471
Operating Activities
Our operating activities consisted primarily of payments we received from our customers, cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, the costs to provide our cloud-based platform and related outsourced professional services to our customers.
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
Net cash used in operating activities during the year ended January 31, 2023 consisted of cash outflows of $325.3 million exceeding the $314.4 million of cash collected from customers. Significant components of cash outflows included $193.9 million for personnel costs and $67.5 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.

Net cash provided by operating activities during the year ended January 31, 2024 consisted of cash collected from customers of $338.0 million exceeding the $335.4 million of cash outflows. Significant components of cash outflows included $182.6 million for personnel costs and $79.2 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the year ended January 31, 2024 consisted primarily of $8.6 million of capitalized development costs related to internal-use software and $3.2 million of purchased property and equipment.
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
Net cash provided by financing activities for the year ended January 31, 2024 consisted primarily of $3.4 million of proceeds from our employee stock purchase plan.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Our primary commitment is related to obligations under our credit facility. For more information regarding our credit facility, see Note 11 "Credit Facility" to the consolidated financial statements in Item 8 of Part II. In addition, we have obligations under leases for office space. For more information regarding our lease obligations, see Note 8 "Leases" to the consolidated financial statements in Item 8 of Part II. We also have non-cancelable commitments related to our cloud infrastructure. As of January 31, 2024, we had contractual commitments of $75.0 million related to these services, $11.4 million of which is due in the next 12 months and the remaining balance due thereafter.
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
Revenue Recognition
We derive revenue primarily from subscription revenue, which consists of subscription-based agreements and, to a lesser extent, consumption-based agreements to our cloud-based platform. We also sell professional services. Revenue is recognized when control of these services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services, net of sales taxes.
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
Pricing is generally fixed at contract inception and therefore, our contracts do not contain a significant amount of variable consideration.
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
Revenue from subscription-based agreements primarily consists of fees paid by customers to access our cloud-based platform, including support services. The majority of our subscription-based agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as we continually provide access to and fulfill our obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Our contracts are generally non-cancelable. Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based contracts is also recognized ratably over the contractual term of the contract. Amounts for the annual purchase commitments do not carry over beyond each annual commitment period.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate foreign currency exchange rate, and inflation sensitivities as follows:
Interest Rate Risk
As of January 31, 2024, we had $60.9 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of January 31, 2024. During the fiscal year ended January 31, 2024, the term loan maturity date was April 1, 2025. A portion of the interest that accrues on outstanding principal of each term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. As of January 31, 2024, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2024, we had total debt outstanding with a carrying amount of $113.5 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after January 31, 2024 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2023 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2024 expressed an unqualified opinion thereon.
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

Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price based on a standalone selling price and the timing of revenue recognition can be challenging. Judgment is involved in the identification of distinct performance obligations, the determination of standalone selling price, and the timing of revenue recognition. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations, the appropriate standalone selling price and the timing of revenue recognition.

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
March 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Domo, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Domo, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Salt Lake City, Utah
March 28, 2024

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2023	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$66,500	$60,939
Accounts receivable, net of allowances of $2,084 and $3,711 as of January 31, 2023 and January 31, 2024, respectively	78,958	67,197
Contract acquisition costs, net	15,908	16,006
Prepaid expenses and other current assets	7,447	9,602
Total current assets	168,813	153,744
Property and equipment, net	21,375	27,003
Right-of-use assets	15,255	11,746
Contract acquisition costs, noncurrent, net	22,299	19,542
Intangible assets, net	2,794	2,740
Goodwill	9,478	9,478
Other assets	2,102	1,407
Total assets	$242,116	$225,660
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$12,120	$4,313
Accrued expenses and other current liabilities	49,306	43,430
Lease liabilities	4,905	4,807
Deferred revenue	182,273	185,250
Total current liabilities	248,604	237,800
Lease liabilities, noncurrent	15,271	11,135
Deferred revenue, noncurrent	3,609	2,736
Other liabilities, noncurrent	12,425	14,001
Long-term debt	108,607	113,534
Total liabilities	388,516	379,206
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2023 and January 31, 2024; no shares issued and outstanding as of January 31, 2023 and January 31, 2024	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized, issued and outstanding as of January 31, 2023 and 2024	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2023 and 2024; 31,573 and 33,656 shares issued and outstanding as of January 31, 2023 and 2024, respectively	32	34
Additional paid-in capital	1,183,921	1,252,200
Accumulated other comprehensive loss	(322)	(180)
Accumulated deficit	(1,330,034)	(1,405,603)
Total stockholders' deficit	(146,400)	(153,546)
Total liabilities and stockholders' deficit	$242,116	$225,660
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2022	2023	2024
Revenue:
Subscription	$223,010	$271,290	$285,500
Professional services and other	34,951	37,355	33,489
Total revenue	257,961	308,645	318,989
Cost of revenue:
Subscription	40,907	43,295	46,045
Professional services and other	26,239	29,783	29,425
Total cost of revenue	67,146	73,078	75,470
Gross profit	190,815	235,567	243,519
Operating expenses:
Sales and marketing	143,722	173,300	163,902
Research and development	81,027	95,093	85,049
General and administrative	54,536	56,047	49,449
Total operating expenses	279,285	324,440	298,400
Loss from operations	(88,470)	(88,873)	(54,881)
Other expense, net	(14,102)	(15,499)	(19,431)
Loss before income taxes	(102,572)	(104,372)	(74,312)
Provision for (benefit from) income taxes	(461)	1,179	1,257
Net loss	$(102,111)	$(105,551)	$(75,569)
Net loss per share, basic and diluted	$(3.19)	$(3.10)	$(2.10)
Weighted-average number of shares used in computing net loss per share, basic and diluted	32,021	34,092	36,050
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2022	2023	2024
Net loss	$(102,111)	$(105,551)	$(75,569)
Foreign currency translation adjustments	(489)	(710)	142
Comprehensive loss	$(102,600)	$(106,261)	$(75,427)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)

			Stockholders' Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	3,263,659	$3	27,271,435	$27	$1,038,006	$877	$(1,122,372)	$(83,459)
Vesting of restricted stock units	—	—	1,678,215	3	—	—	—	3
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(156,985)	—	(10,315)	—	—	(10,315)
Issuance of common stock under employee stock purchase plan	—	—	505,020	—	4,133	—	—	4,133
Exercise of stock options	—	—	332,137	—	5,621	—	—	5,621
Stock-based compensation expense	—	—	—	—	60,639	—	—	60,639
Exercise of common stock warrants	—	—	100,000	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(489)	—	(489)
Net loss	—	—	—	—	—	—	(102,111)	(102,111)
Balance as of January 31, 2022	3,263,659	3	29,729,822	30	1,098,084	388	(1,224,483)	(125,978)
Vesting of restricted stock units	—	—	1,630,656	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	47,389	—	861	—	—	861
Stock-based compensation expense	—	—	—	—	83,413	—	—	83,413
Other comprehensive loss	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	(105,551)	(105,551)
Balance as of January 31, 2023	3,263,659	3	31,572,826	32	1,183,921	(322)	(1,330,034)	(146,400)
Vesting of restricted stock units	—	—	1,742,989	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	—	—	332,303	—	3,406	—	—	3,406
Exercise of stock options	—	—	7,638	—	65	—	—	65
Stock-based compensation expense	—	—	—	—	64,808	—	—	64,808
Other comprehensive income	—	—	—	—	—	142	—	142
Net loss	—	—	—	—	—	—	(75,569)	(75,569)
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2023	2024
Cash flows from operating activities
Net loss	$(102,111)	$(105,551)	$(75,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,363	5,290	6,622
Non-cash lease expense	4,839	4,727	4,318
Amortization of contract acquisition costs	15,835	16,943	17,770
Stock-based compensation expense	60,526	83,859	64,348
Other, net	3,618	6,768	4,735
Change in operating assets and liabilities:
Accounts receivable, net	(15,877)	(14,809)	11,761
Contract acquisition costs	(22,258)	(16,999)	(15,324)
Prepaid expenses and other	1,545	2,390	(1,593)
Accounts payable	3,755	6,947	(6,974)
Operating lease liabilities	(3,065)	(6,179)	(5,177)
Accrued expenses and other liabilities	9,706	(9,403)	(4,438)
Deferred revenue	38,503	15,127	2,104
Net cash provided by (used in) operating activities	379	(10,890)	2,583
Cash flows from investing activities
Purchases of property and equipment	(6,517)	(7,996)	(11,734)
Purchases of intangible assets	—	—	(26)
Net cash used in investing activities	(6,517)	(7,996)	(11,760)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	4,133	1,563	3,406
Shares repurchased for tax withholdings on vesting of restricted stock	(10,315)	—	—
Proceeds from structured payables	—	6,624	—
Payments on structured payables	—	(6,624)	—
Proceeds from exercise of stock options	5,621	861	65
Net cash (used in) provided by financing activities	(561)	2,424	3,471
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(534)	(599)	145
Net decrease in cash, cash equivalents, and restricted cash	(7,233)	(17,061)	(5,561)
Cash, cash equivalents, and restricted cash at beginning of period	90,794	83,561	66,500
Cash, cash equivalents, and restricted cash at end of period	$83,561	$66,500	$60,939
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$625	$309	$577
Cash paid for interest	$7,142	$9,111	$12,593
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$17,588	$4,608	$806
Purchases of property and equipment included in accounts payable and lease liabilities	$387	$1,275	$329
Stock-based compensation capitalized as internal-use software	$1,226	$1,583	$2,509
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2023 and January 31, 2024. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2022, 2023 and 2024 were as follows (in thousands):

Balance as of January 31, 2021	$3,780
Additions	5,673
Write-offs	(5,660)
Balance as of January 31, 2022	3,793
Additions	3,019
Write-offs	(4,728)
Balance as of January 31, 2023	2,084
Additions	7,977
Write-offs	(6,350)
Balance as of January 31, 2024	$3,711
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
Amortization expense related to contract acquisition costs was $15.8 million, $17.1 million and $17.8 million for the years ended January 31, 2022, 2023 and 2024, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $10.8 million, $13.9 million and $11.7 million for the years ended January 31, 2022, 2023 and 2024, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

represented 26% and 28% of total cash, cash equivalents, and restricted cash as of January 31, 2023 and January 31, 2024, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the years ended January 31, 2022, 2023 and 2024 or more than 10% of accounts receivable as of January 31, 2023 and January 31, 2024.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional operating segment disclosures in annual and interim consolidated financial statements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosures of disaggregated income taxes paid and the effective tax rate reconciliation. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024 on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2023 and January 31, 2024 were as follows (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$38,789	$—	$—	$38,789
Cash equivalents:
Money market funds	8,591	—	—	8,591
Certificates of deposit	15,420	—	—	15,420
Restricted cash (1)	3,700			3,700
Total cash, cash equivalents, and restricted cash	$66,500	$—	$—	$66,500

	January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,297	$—	$—	$45,297
Cash equivalents:
Money market funds	11,942	—	—	11,942
Certificates of deposit	—	—	—	—
Restricted cash (1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$60,939	$—	$—	$60,939
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2023 and January 31, 2024 by level within the fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,591	$—	$—	$8,591
Certificates of deposit	—	15,420	—	15,420
Total cash equivalents	$8,591	$15,420	$—	$24,011

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,942	$—	$—	$11,942
Total cash equivalents	$11,942	$—	$—	$11,942
During the years ended January 31, 2023 and 2024, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
See Note 8 "Leases" for fair value measurements related to its lease impairment.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2023	2024
Capitalized internal-use software development costs	$44,399	$55,018
Computer equipment and software	2,038	1,997
Leasehold improvements	3,070	3,949
Furniture, vehicles and office equipment	813	1,158
	50,320	62,122
Less accumulated depreciation and amortization	(28,945)	(35,119)
	$21,375	$27,003
Depreciation and amortization expense related to property and equipment was $4.9 million, $5.4 million and $6.5 million for the years ended January 31, 2022, 2023 and 2024, respectively.
The Company capitalized $7.3 million, $8.2 million and $11.1 million in software development costs during the years ended January 31, 2022, 2023 and 2024, respectively. Amortization of capitalized software development costs was $4.3 million, $5.0 million and $5.4 million for the years ended January 31, 2022, 2023 and 2024, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2023	2024
Intellectual property excluding patents	$2,458	$2,484
Patents	950	950
	3,408	3,434
Less accumulated amortization	(614)	(694)
	$2,794	$2,740
Amortization expense related to intangible assets was $0.5 million, $0.1 million and $0.1 million for the years ended January 31, 2022, 2023 and 2024, respectively. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 3.3 years. Intellectual property excluding patents is considered an indefinite-lived asset due to the fact that it is renewable in perpetuity.
As of January 31, 2024, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2025	$80
2026	80
2027	75
2028	11
2029	10
$256

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2023	2024
Accrued expenses	$13,772	$16,284
Accrued bonus	6,708	8,057
Accrued commissions	5,438	4,677
Accrued payroll and benefits	11,476	4,541
Accrued payroll taxes	2,841	2,475
Employee stock purchase plan liability	3,071	1,826
Sales and other taxes payable	1,111	1,339
Other accrued liabilities	4,889	4,231
	$49,306	$43,430

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Year Ended January 31,
	2022	2023	2024
Operating lease expense	$6,451	$7,042	$6,131
Short-term lease expense	1,263	1,274	1,522
Total lease expense	$7,714	$8,316	$7,653
Lease term and discount rate information are summarized as follows:

As of January 31, 2024
Weighted average remaining lease term (years)	3.1
Weighted average discount rate	10.5%
Maturities of lease liabilities as of January 31, 2024 were as follows (in thousands):

Year Ending January 31:
2025(1)	$5,987
2026	5,281
2027	5,343
2028	1,797
Total lease payments	18,408
Less imputed interest	(2,466)
Present value of lease liabilities	$15,942

(1)Net of $0.2 million of tenant improvements which are expected to be utilized in fiscal 2025.
Cash paid for operating leases was $5.2 million, $6.5 million and $7.1 million during the years ended January 31, 2022, 2023 and 2024, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $6.5 million as of January 31, 2024. Sublease income was $0.5 million, $0.4 million and $1.8 million for the years ended January 31, 2022, 2023 and 2024, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2022, 2023 and 2024 were as follows (in thousands):

Balance as of January 31, 2021	$132,252
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(129,207)
Increase due to billings excluding amounts recognized as revenue during the period	167,710
Balance as of January 31, 2022	170,755
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(166,453)
Increase due to billings excluding amounts recognized as revenue during the period	181,580
Balance as of January 31, 2023	185,882
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(184,029)
Increase due to billings excluding amounts recognized as revenue during the period	186,133
Balance as of January 31, 2024	$187,986
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2024, approximately $354.5 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $225.0 million of this amount during the twelve months following January 31, 2024, with the balance recognized thereafter. As of January 31, 2024, approximately $18.8 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $16.2 million of which is expected to be recognized during the twelve months following January 31, 2024, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2022	2023	2024
United States	$198,040	$241,753	$253,030
International	59,921	66,892	65,959
Total	$257,961	$308,645	$318,989
Percentage of revenue by geographic area:
United States	77%	78%	79%
International	23%	22%	21%
Other than the United States, no other individual country exceeded 10% of total revenue for the years ended January 31, 2022, 2023 and 2024. As of January 31, 2024, substantially all of the Company’s property and equipment was located in the United States.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of January 31, 2024. The credit facility is secured by substantially all of the Company's assets.
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
In August 2023, we entered into an amendment to the credit facility primarily to replace the LIBOR reference rate with a term Secured Overnight Financing Rate (Term SOFR) reference rate and make conforming changes throughout the credit agreement. The Company elected to apply the optional expedient under ASU No. 2020-04 related to changes to the reference rate from LIBOR to SOFR. Application of this expedient allowed the Company to consider the amendment to the credit facility as a continuation of the existing contract without having to perform an assessment that would otherwise be required. Additionally, the Company obtained a waiver for defaults on technical non-financial covenants related to collateral.
The credit facility requires interest-only payments until the maturity date. A portion of the interest that accrues on the outstanding principal of each term loan is payable in cash on a monthly basis, which, as of January 31, 2024, accrued at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2024, the interest rate was approximately 11.1%. In addition to the 11.1%, a fixed rate equal to 2.5% per year accrues on the outstanding principal of each term loan and is added to the principal amount of the outstanding term loan on a monthly basis. During the years ended January 31, 2022, 2023 and 2024, $2.8 million, $2.8 million and $2.9 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,
	2023	2024
Principal	$113,427	$116,336
Less: unamortized debt issuance costs	(4,820)	(2,802)
Net carrying amount	$108,607	$113,534

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Credit Facility (Continued)
The $100.0 million credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a financial covenant based on the ratio of outstanding indebtedness to annualized recurring revenue. Under the facility, the maximum ratio is 0.500 on January 31, 2023 through the maturity date. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. This covenant is measured quarterly on a three-month trailing basis. Upon the occurrence of an event of default, such as non-compliance with covenants, any outstanding principal, interest and fees become due immediately. The Company was in compliance with the financial covenant terms of the credit facility on January 31, 2023 and January 31, 2024.
The Company incurred interest expense of $13.4 million, $15.5 million and $19.3 million for the years ended January 31, 2022, 2023 and 2024, respectively.
Stock Warrants
Warrants issued in connection with the credit facility were recorded as an increase to additional paid-in capital with a corresponding increase to debt issuance costs.
See Note 13 "Stockholders' Deficit" for further details regarding stock warrants.
Structured Payables
In June 2022, the Company entered into a structured payables agreement pursuant to which the counterparty assumes responsibility for payables to designated suppliers. The agreement contains an annual limit of an aggregate of $60.0 million, with a maximum allowable outstanding principal balance at any time of $5.0 million. The Company is required to pay interest that accrues at a rate equal to 0.0417% per day after the date on which the Company is required to pay the counterparty with respect to each covered invoice, which interest rate increases to 0.0750% per day at the earlier of 61 days after the respective invoice due date or 121 days after the date of the approved invoice. The Company’s obligations are secured by $6.0 million of the Company's accounts receivable. As of January 31, 2024, there were no outstanding obligations related to these structured payables. During the year ended January 31, 2024, no interest expense was recognized related to this agreement.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit renewed in September 2023 and expires December 2024. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of January 31, 2024.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2024, the Company had non-cancelable commitments related to these services of $75.0 million.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2023 and January 31, 2024, no shares of preferred stock were issued and outstanding.
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
At January 31, 2023 and 2024, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2023 and 2024, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2023 and 2024 there were 31,572,826 and 33,655,756 shares of Class B common stock issued and outstanding, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stockholders' Deficit (Continued)
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2024, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2024, the number of shares available for grant under the 2018 Plan was increased by 1,741,824 shares. As of January 31, 2024, there were 3,116,044 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2022	2023	2024
Cost of revenue:
Subscription	$2,819	$2,676	$2,810
Professional services and other	1,753	1,822	1,735
Sales and marketing	21,241	30,636	25,015
Research and development	15,853	24,335	19,520
General and administrative	18,155	23,680	14,565
Interest expense	705	710	703
Total	$60,526	$83,859	$64,348
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the years ended January 31, 2022, 2023, and 2024.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2022, 2023 and 2024:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	1,296,503	$23.79	3.7	$51,339
Exercised	(332,137)	16.92
Forfeited	(1,009)	28.20
Expired	(69)	40.02
Outstanding as of January 31, 2022	963,288	26.16	2.9	20,166
Exercised	(47,389)	18.17
Expired	(39,615)	30.48
Outstanding as of January 31, 2023	876,284	26.40	1.9	59
Exercised	(7,638)	8.40
Expired	(75,332)	26.95
Outstanding as of January 31, 2024	793,314	$26.52	1.0	$—
Vested and exercisable at January 31, 2024	793,314	$26.52	1.0	$—
The aggregate intrinsic value of options exercised was $17.3 million, $1.5 million and $0.0 million for the years ended January 31, 2022, 2023 and 2024, respectively. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of January 31, 2024 is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2024, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
During the three months ended April 30, 2022 the Company granted 71,667 PSUs with both a market and service-based condition. These awards were subsequently modified and related to the service-based condition, which resulted in a $1.1 million reversal of stock-based compensation expense during the year ended January 31, 2024. Additionally, 23,889 of these PSUs were canceled during the year ended January 31, 2024.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2022, 2023 and 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2021	3,858,161	$25.97
Granted	2,540,946	77.98
Vested	(1,681,544)	25.37
Canceled	(378,944)	40.42
Outstanding as of January 31, 2022	4,338,619	55.40
Granted	2,314,571	39.46
Vested	(1,630,656)	51.26
Canceled	(1,128,440)	53.27
Outstanding as of January 31, 2023	3,894,094	48.27
Granted	3,523,844	14.38
Vested	(1,742,989)	46.69
Canceled	(948,659)	38.85
Outstanding as of January 31, 2024	4,726,290	$25.61
As of January 31, 2024, there was $99.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the year ended January 31, 2024, the number of shares available under the ESPP was increased by 522,547 shares. As of January 31, 2024, there were 190,551 shares available under the ESPP.
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
As of January 31, 2024, a total of approximately 494,569 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of January 31, 2024,

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
total unrecognized stock-based compensation related to the ESPP was $0.8 million, which is expected to be recognized over a weighted-average period of 0.5 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2022	2023	2024
Expected stock price volatility	41% - 82%	60% - 90%	74% - 93%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Risk-free interest rate	0.04% - 0.09%	1.09% - 4.05%	4.60% - 5.58%
Expected dividend yield	–	–	–

15. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2022	2023	2024
Current income provision:
State	$5	$135	$81
Foreign	80	586	884
	85	721	965
Deferred income tax provision:
Foreign	(546)	458	292
Provision for (benefit from) income taxes	$(461)	$1,179	$1,257
Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2022	2023	2024
Tax benefit at U.S. federal statutory rate(1)	$(21,540)	$(21,918)	$(15,606)
State income taxes, net of federal tax benefit	(4,896)	(5,325)	(1,587)
Non-deductible expenses	157	3,168	1,077
Foreign tax differential	(752)	7	183
Stock-based compensation	(15,045)	10,730	14,272
Research and development credits	(2,579)	(1,839)	(2,777)
Change in valuation allowance	44,287	16,260	6,411
Foreign withholding taxes	—	82	245
Other	(93)	14	(961)
Provision for (benefit from) income taxes	$(461)	$1,179	$1,257

(1) The statutory tax rate used in this analysis was 21% for the years ended January 31, 2022, 2023 and 2024.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2023	2024
Deferred tax assets:
Net operating loss carryforwards	$313,405	$315,082
Stock based compensation	9,584	6,992
Accruals and other reserves	3,760	502
Research and development credit carryforwards	22,236	25,013
163(j) interest limitation	12,421	16,759
174 Expense	17,242	21,403
Foreign acquisition costs	36	33
Lease liability	4,984	3,969
Deferred Revenue	904	682
Other	839	515
Gross deferred tax assets	385,411	390,950
Valuation allowance	(369,094)	(375,505)
Total deferred tax assets, net of valuation allowance	16,317	15,445

Deferred tax liabilities:
Contract acquisition costs	(9,014)	(8,306)
Capitalized software	(3,893)	(4,583)
Right-of-use assets	(3,751)	(2,923)
Basis difference in intangible assets	(351)	(350)
Other	—	(190)
Total deferred tax liabilities	(17,009)	(16,352)
Net deferred tax liabilities	$(692)	$(907)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While limited losses may be utilized due to capitalization of research and development expense, the Company determined it was more-likely-than-not that its domestic deferred tax assets would not be realized as of January 31, 2023 and 2024 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
As of January 31, 2024, the Company had federal and state NOLs available to offset future taxable income, if any, of $1,178.3 million and $1,352.8 million, respectively. The federal NOLs will begin to expire in 2032. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2024, the Company also had unused federal and state research and development tax credits of $25.8 million and $9.5 million, respectively. A small portion of the federal and state credits will expire depending upon the various

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
rules in the states in which the Company operates. As of January 31, 2024, the Company also had foreign tax credits of $0.4 million which begin to expire in 2024.
During the fiscal years ended years ended January 31, 2022, 2023 and 2024, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2022	2023	2024
Beginning balance	$6,333	$7,236	$7,868
Increase in unrecognized tax benefits taken in prior years	914	663	640
(Decrease) increase in unrecognized tax benefits related to current year	(11)	(31)	331
	$7,236	$7,868	$8,839
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
The Company paid income taxes of $0.6 million, $0.3 million and $0.6 million during the years ended January 31, 2022, 2023 and 2024, respectively.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Year Ended January 31,
	2022		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(10,408)	$(91,703)	$(10,106)	$(95,445)	$(6,842)	$(68,727)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	28,757	3,264	30,828	3,264	32,786
Net loss per share, basic and diluted	$(3.19)	$(3.19)	$(3.10)	$(3.10)	$(2.10)	$(2.10)
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

	Year Ended January 31,
	2022	2023	2024
Options to purchase common stock	751	92	2
Restricted stock units	2,193	425	470
Employee stock purchase program	353	—	—
Common stock warrants	45	—	—
	3,342	517	472
17. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Under the plan, employees may contribute up to 50% of their pretax salary, subject to certain IRC limitations. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. The Company recorded expenses for contributions to its retirement savings plan of $3.9 million, $4.4 million and $4.3 million during the years ended January 31, 2022, 2023 and 2024, respectively.
18. Subsequent Events
In February 2024, the Company entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026. The amendment, among other things, replaced the financial covenant based on the ratio of the Company’s outstanding indebtedness to annualized recurring revenue with a minimum annualized recurring revenue financial covenant. Additionally, the financial covenant requiring the Company to maintain a minimum balance of unrestricted cash and cash equivalents was increased. The amendment also added a minimum consolidated adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant. In conjunction with this amendment, the Company issued 189,036 fully-vested warrants to purchase Class B common stock with an exercise price of $0.01 per share, adjusted for stock splits and combinations. These warrants have an expiration date of February 17, 2028.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2024.
The effectiveness of our internal controls over financial reporting as of January 31, 2024 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

DOMO, INC.

Date: March 28, 2024	By:	/s/ Joshua G. James
Joshua G. James
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2024	By:	/s/ David Jolley
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Joshua G. James

/s/ David Jolley	Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2024
David Jolley

/s/ Dan Strong	Director	March 28, 2024
Dan Strong

/s/ Carine S. Clark	Director	March 28, 2024
Carine S. Clark

/s/ Renée Soto	Director	March 28, 2024
Renée Soto

/s/ Daniel Daniel	Director	March 28, 2024
Daniel Daniel

/s/ Jeff Kearl	Director	March 28, 2024
Jeff Kearl

/s/ John Pestana	Director	March 28, 2024
John Pestana

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws	8-K	001-38553	3.1	May 8, 2023
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-225348	4.1	June 18, 2018
4.2	Amended and Restated Investor Rights Agreement, dated April 13, 2017, by and among the registrant and the investors and founders named therein	S-1	333-225348	4.2	June 1, 2018
4.3	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.4	Form of Amended and Restated Warrant to Purchase Stock, dated as of January 4, 2019	8-K	001-38553	4.1	January 7, 2019
4.5	Form of Warrant to Purchase Stock, dated as of August 7, 2020	8-K	001-38553	4.1	August 10, 2020
4.6	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan, as amended, and forms of agreements thereunder	10-K	001-38553	10.5	March 27, 2023
10.6+	Executive Incentive Compensation Plan	S-1/A	333-225348	10.6	June 18, 2018
10.7	Loan and Security Agreement, dated as of December 5, 2017, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.7	June 1, 2018
10.8	First Amendment to Loan and Security Agreement and Pledge Agreement dated as of April 17, 2018, between the registrant, Wilmington Trust National Association and Obsidian Agency Services, Inc.	S-1	333-225348	10.8	June 1, 2018
10.9	Third Amendment to Loan and Security Agreement, dated as of January 4, 2019, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent	8-K	001-38553	10.1	January 7, 2019
10.10	Fourth Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent	8-K	001-38553	10.1	August 10, 2020
10.11+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.12	Outside Director Compensation Policy	S-1	333-225348	10.10	June 18, 2018
10.13+	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.16+	Confirmatory Employment Letter, dated June 16, 2018, between the registrant and Catherine Wong	S-1	333-225348	10.14	June 18, 2018

10.17+	Letter Agreement, dated as of March 1, 2022, by and among the Company, Joshua James, Cocolalla, LLC and Cinnamon Birch, LLC	8-K	001-38553	10.1	March 1, 2022
10.19+	Registration Rights Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.3	March 1, 2022
10.20+	Transition Services Agreement, dated December 8, 2022, by and between the Company and Bruce Felt	8-K	001-38553	10.1	December 8, 2022
10.21+	Separation and Transition Agreement, dated January 9, 2023, by and between the Company and Catherine Wong	8-K	001-38553	10.1	January 10, 2023
10.22+	Confirmatory Employment Letter, dated as of January 30, 2023, by and between the Company and Daren Thayne	8-K	001-38553	99.1	February 1, 2023
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Powers of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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