Form 10-Q
period 2024-04-30
DOMO, INC.
filed 2024-06-07
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 3, 2024, there were approximately 3,263,659 shares of the registrant's Class A common stock and 34,911,044 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2024	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$60,939	$61,158
Accounts receivable, net of allowances of $3,711 and $2,384 as of January 31, 2024 and April 30, 2024, respectively	67,197	47,848
Contract acquisition costs, net	16,006	15,403
Prepaid expenses and other current assets	9,602	9,760
Total current assets	153,744	134,169
Property and equipment, net	27,003	27,240
Right-of-use assets	11,746	11,709
Contract acquisition costs, noncurrent, net	19,542	17,733
Intangible assets, net	2,740	2,550
Goodwill	9,478	9,478
Other assets	1,407	1,525
Total assets	$225,660	$204,404
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,313	$10,867
Accrued expenses and other current liabilities	43,430	41,139
Lease liabilities	4,807	5,385
Deferred revenue	185,250	170,813
Total current liabilities	237,800	228,204
Lease liabilities, noncurrent	11,135	10,319
Deferred revenue, noncurrent	2,736	2,566
Other liabilities, noncurrent	14,001	12,673
Long-term debt	113,534	114,123
Total liabilities	379,206	367,885
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2024 and April 30, 2024; no shares issued and outstanding as of January 31, 2024 and April 30, 2024	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2024 and April 30, 2024; 3,264 shares issued and outstanding as of January 31, 2024 and April 30, 2024	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2024 and April 30, 2024; 33,656 and 34,911 shares issued and outstanding as of January 31, 2024 and April 30, 2024, respectively	34	35
Additional paid-in capital	1,252,200	1,268,517
Accumulated other comprehensive loss	(180)	(426)
Accumulated deficit	(1,405,603)	(1,431,610)
Total stockholders' deficit	(153,546)	(163,481)
Total liabilities and stockholders' deficit	$225,660	$204,404
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2023	2024
Revenue:
Subscription	$71,090	$72,110
Professional services and other	8,368	7,993
Total revenue	79,458	80,103
Cost of revenue:
Subscription	10,612	12,775
Professional services and other	7,957	7,939
Total cost of revenue	18,569	20,714
Gross profit	60,889	59,389
Operating expenses:
Sales and marketing	43,162	42,219
Research and development	23,435	22,719
General and administrative	14,001	15,901
Total operating expenses	80,598	80,839
Loss from operations	(19,709)	(21,450)
Other expense, net	(4,495)	(4,431)
Loss before income taxes	(24,204)	(25,881)
Provision for income taxes	199	126
Net loss	$(24,403)	$(26,007)
Net loss per share, basic and diluted	$(0.69)	$(0.69)
Weighted-average number of shares used in computing net loss per share, basic and diluted	35,222	37,482
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2024
Net loss	$(24,403)	$(26,007)
Foreign currency translation adjustments	180	(246)
Comprehensive loss	$(24,223)	$(26,253)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	704,314	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	169,801	—	2,032	—	—	2,032
Stock-based compensation expense	—	—	—	—	17,422	—	—	17,422
Other comprehensive income	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	(24,403)	(24,403)
Balance as of April 30, 2023	3,263,659	$3	32,446,941	$32	$1,203,375	$(142)	$(1,354,437)	$(151,169)

	Three Months Ended April 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	1,111,795	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	143,206	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	—	—	15,196	—	—	15,196
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(26,007)	(26,007)
Balance as of April 30, 2024	3,263,659	$3	34,910,757	$35	$1,268,517	$(426)	$(1,431,610)	$(163,481)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2024
Cash flows from operating activities
Net loss	$(24,403)	$(26,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,491	2,356
Non-cash lease expense	1,149	1,080
Amortization of contract acquisition costs	4,568	4,301
Stock-based compensation expense	16,472	14,142
Remeasurement of warrant liability	—	(566)
Other, net	1,517	1,058
Change in operating assets and liabilities:
Accounts receivable, net	22,068	19,349
Contract acquisition costs	(3,073)	(1,995)
Prepaid expenses and other	(1,397)	(345)
Accounts payable	1,490	6,678
Operating lease liabilities	(1,597)	(1,280)
Accrued expenses and other liabilities	(8,298)	(2,263)
Deferred revenue	(9,159)	(14,607)
Net cash provided by operating activities	828	1,901
Cash flows from investing activities
Purchases of property and equipment	(3,576)	(2,526)
Net cash used in investing activities	(3,576)	(2,526)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	2,032	1,121
Net cash provided by financing activities	2,032	1,121
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	204	(277)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(512)	219
Cash, cash equivalents, and restricted cash at beginning of period	66,500	60,939
Cash, cash equivalents, and restricted cash at end of period	$65,988	$61,158
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$123	$837
Cash paid for interest	$2,950	$3,226
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$297	$1,050
Purchases of property and equipment included in accounts payable and lease liabilities	$136	$110
Stock-based compensation capitalized as internal-use software	$490	$537
Issuance of warrants in connection with credit facility	$—	$2,222
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2024, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the three months ended April 30, 2023 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2024 and its results of operations and cash flows for the three months ended April 30, 2023 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2025 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2024, included in the Company's Annual Report on Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include the determination of standalone selling prices for the Company’s services, which are used to determine revenue recognition for arrangements with multiple performance obligations; the amortization period for deferred contract acquisition costs; valuation of the Company’s stock-based compensation and related service period; useful lives of fixed assets; the fair value of warrants; capitalization and estimated useful life of internal-use software; the incremental borrowing rate used to calculate the present value of capitalized leases; evaluation for impairment of long-lived and intangible assets including goodwill; and the allowance for doubtful accounts and expected credit losses.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2024 and April 30, 2024. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Amortization expense related to contract acquisition costs was $4.6 million and $4.3 million for the three months ended April 30, 2023 and 2024, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Revenue from subscription-based agreements primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services. The majority of the Company's subscription-based agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company's contracts are generally non-cancelable. Consumption-based agreements utilize a tiered-pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based contracts is also recognized ratably over the related contractual term of the contract. Amounts for the annual purchase commitments do not carry over beyond each annual commitment period.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.0 million and $2.4 million for the three months ended April 30, 2023 and 2024, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 28% and 22% of total cash, cash equivalents, and restricted cash as of January 31, 2024 and April 30, 2024, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2023 and 2024 or more than 10% of accounts receivable as of January 31, 2024 and April 30, 2024.
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
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2024 and April 30, 2024 were as follows (in thousands):

	January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,297	$—	$—	$45,297
Cash equivalents:
Money market funds	11,942	—	—	11,942
Restricted cash(1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$60,939	$—	$—	$60,939

	April 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$32,323	$—	$—	$32,323
Cash equivalents:
Money market funds	25,135	—	—	25,135
Restricted cash(1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$61,158	$—	$—	$61,158
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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2024 and April 30, 2024 by level within the fair value hierarchy (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,942	$—	$—	$11,942
Total cash equivalents	$11,942	$—	$—	$11,942

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,135	$—	$—	$25,135
Total cash equivalents	$25,135	$—	$—	$25,135
Financial liability:
Warrants	$—	$—	$1,656	$1,656
Level 3 instruments consisted of a liability related to warrants to purchase Class B common stock, which were issued in connection with the credit facility. See Note 11 "Debt" for further details surrounding this issuance. The warrant liability was recorded at fair value upon issuance and is remeasured at each subsequent quarterly period end date as long as the warrants are outstanding. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement, and are recognized in other income (expense), net in the condensed consolidated statements of operations.
The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2024	$—
Issuance of Class B common stock warrants	2,222
Decrease in fair value of Class B common stock warrants	(566)
Balance as of April 30, 2024	$1,656
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Three months ended April 30,
2024
Expected stock price volatility	73% - 79%
Expected term	3.8 - 4.0 years
Risk-free interest rate	4.36% - 4.80%
Expected dividend yield	—
During the three months ended April 30, 2024, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

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
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2024	2024
Capitalized internal-use software development costs	$55,018	$57,014
Computer equipment and software	1,997	1,985
Leasehold improvements	3,949	4,273
Furniture, vehicles and office equipment	1,158	1,636
	62,122	64,908
Less accumulated depreciation and amortization	(35,119)	(37,668)
	$27,003	$27,240
Depreciation and amortization expense related to property and equipment was $1.5 million and $2.2 million for the three months ended April 30, 2023 and 2024, respectively.
The Company capitalized $2.6 million and $2.1 million in software development costs during the three months ended April 30, 2023 and 2024, respectively. Amortization of capitalized software development costs was $1.3 million and $1.8 million for the three months ended April 30, 2023 and 2024, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2024	2024
Intellectual property excluding patents	$2,484	$2,437
Patents	950	950
	3,434	3,387
Less accumulated amortization	(694)	(837)
	$2,740	$2,550
Amortization expense related to intangible assets was $20,000 and $0.1 million for the three months ended April 30, 2023 and 2024, respectively. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 3.0 years. Intellectual property excluding patents is being amortized over a remaining useful life of 4.8 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2024	2024
Accrued expenses	$16,284	$20,357
Accrued payroll and benefits	4,541	3,583
Accrued commissions	4,677	3,071
Accrued bonus	8,057	2,548
Accrued payroll taxes	2,475	2,240
Employee stock purchase plan liability	1,826	1,782
Sales and other taxes payable	1,339	610
Other accrued liabilities	4,231	6,948
	$43,430	$41,139
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2023	2024
Operating lease expense	$1,634	$1,492
Short-term lease expense	265	288
Total lease expense	$1,899	$1,780
Lease term and discount rate information are summarized as follows:

As of April 30, 2024
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	10.7%

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Maturities of lease liabilities as of April 30, 2024 were as follows (in thousands):

Year Ending January 31:
2025(1)	$4,984
2026	6,042
2027	5,417
2028	1,797
Total lease payments	18,240
Less imputed interest	(2,536)
Present value of lease liabilities	$15,704
(1)Net of $0.2 million of tenant improvements which are expected to be utilized in fiscal 2025.
Cash paid for operating leases was $1.7 million and $1.7 million during the three months ended April 30, 2023 and 2024, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $6.0 million as of April 30, 2024. Sublease income was $0.4 million and $0.2 million for the three months ended April 30, 2023 and 2024.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2024 were as follows (in thousands):

Balance as of January 31, 2024	$187,986
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(67,508)
Increase due to billings excluding amounts recognized as revenue during the period	52,901
Balance as of April 30, 2024	$173,379
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2024, approximately $329.2 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $215.7 million of this amount during the twelve months following April 30, 2024, with the balance recognized thereafter. As of April 30, 2024, approximately $17.1 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $14.8 million of which is expected to be recognized during the twelve months following April 30, 2024, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2023	2024
United States	$63,000	$63,981
International	16,458	16,122
Total	$79,458	$80,103
Percentage of revenue by geographic area:
United States	79%	80%
International	21%	20%
Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2023 and 2024. As of April 30, 2024, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of April 30, 2024. The credit facility is secured by substantially all of the Company's assets.
In February 2024, the Company entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain modifications to the financial covenants. In conjunction with this amendment, the Company issued fully-vested warrants to purchase Class B common stock. See Note 13 "Stockholders' Deficit" for further details regarding Class B common stock warrants. Warrants issued in connection with the credit facility were recorded as an increase to other accrued liabilities with a corresponding increase to debt issuance costs. Related interest expense is recognized in other expense, net in the condensed consolidated statements of operations using the effective interest method.
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of April 30, 2024, accrued at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2024, the interest rate was approximately 11.1%. In addition to the 11.1% interest rate, a fixed rate equal to 2.5% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended April 30, 2023 and 2024, $0.7 million and $0.7 million of interest was capitalized, respectively.
The credit facility requires a closing fee of $7.0 million to be paid on the earliest of (1) the date the term loan is prepaid, (2) the term loan maturity date, which is April 1, 2026, and (3) the date the term loan becomes due and payable. Additionally, the Company entered into an amendment in August 2020 that included an amendment fee of $5.0 million, which accrues interest at a rate of 9.5% per year and is due upon maturity. Due to the long-term nature of these fees, they were recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. These liabilities will be

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2024	2024
Principal	$116,336	$117,064
Less: unamortized debt issuance costs	(2,802)	(2,941)
Net carrying amount	$113,534	$114,123
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue financial covenant, tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA (as defined by the credit facility) covenant, which is tested quarterly, and adhere to a $15.0 million monthly minimum liquidity covenant. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2024 and April 30, 2024.
The Company incurred interest expense of $4.5 million and $4.7 million for the three months ended April 30, 2023 and 2024, respectively.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit renewed in September 2023 and expires December 2024. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of April 30, 2024.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2024 and April 30, 2024, no shares of preferred stock were issued and outstanding.
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
At January 31, 2024 and April 30, 2024, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2024 and April 30, 2024, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2024 and April 30, 2024, there were 33,655,756 and 34,910,757 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2024, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit (Continued)
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2024, there were 189,036 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2024, the number of shares available for grant under the 2018 Plan was increased by 1,845,970 shares. As of April 30, 2024, there were 4,613,392 shares available for grant under the 2018 Plan.
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

	Three Months Ended April 30,
	2023	2024
Cost of revenue:
Subscription	$618	$798
Professional services and other	479	333
Sales and marketing	6,730	5,314
Research and development	4,975	4,422
General and administrative	3,508	3,084
Interest expense	162	191
Total	$16,472	$14,142

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three months ended April 30, 2023 and April 30, 2024.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2024:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	793,314	$26.52	1.0	$—
Expired	(28,867)	26.44
Outstanding as of April 30, 2024	764,447	$26.52	0.6	$—
The aggregate intrinsic value of options exercised was $0 million during the three months ended April 30, 2023, and there were no options exercised during the three months ended April 30, 2024. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2024 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2024, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2024	4,726,290	$25.61
Granted	441,694	10.54
Vested	(1,111,795)	22.32
Canceled	(64,061)	49.03
Outstanding as of April 30, 2024	3,992,128	$25.25
As of April 30, 2024, there was $87.1 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2024, the number of shares available under the ESPP was increased by 553,791 shares. As of April 30, 2024, there were 601,136 shares available under the ESPP.
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
As of April 30, 2024, a total of approximately 328,820 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2025. As of April 30, 2024, total unrecognized stock-based compensation related to the ESPP was $0.9 million, which is expected to be recognized over a weighted-average period of 0.8 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.2 million and $0.1 million for the three months ended April 30, 2023 and 2024, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2023		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,261)	$(22,142)	$(2,265)	$(23,742)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	31,958	3,264	34,218
Net loss per share, basic and diluted	$(0.69)	$(0.69)	$(0.69)	$(0.69)
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

	Three Months Ended April 30,
	2023	2024
Options to purchase common stock	4	—
Restricted stock units	68	205
Employee stock purchase program	—	37
Common stock warrants	—	155
	72	397

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
Historically, we have offered our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities, or usage. Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broad enterprise adoption.
Our consumption-based service offering continues to expand. Customers of our consumption-based service have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure. We believe this model could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We believe this has potential to remove many of the barriers to adoption and better align our pricing to the value delivered to our customers. In our current fiscal quarter, approximately 30% of our subscription revenue was on consumption-based agreements and we expect this percentage to increase in future periods. However, we have limited experience with consumption-based agreements and changes in our pricing and subscription models subject us to a number of uncertainties.

As of April 30, 2024, 64% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 66% of customers as of January 31, 2024. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2023 and 2024, total RPO was $356.7 million and $346.3 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $237.5 million and $230.5 million as of April 30, 2023 and 2024, respectively.
We had total revenue of $79.5 million and $80.1 million for the three months ended April 30, 2023 and 2024, respectively, reflecting a year-over-year increase of 1%. For the three months ended April 30, 2023 and 2024, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 79% and 80% or our total revenue for the three months ended April 30, 2023 and 2024, respectively.
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

We have incurred significant net losses since our inception, including net losses of $24.4 million and $26.0 million for the three months ended April 30, 2023 and 2024, respectively, and had an accumulated deficit of $1,431.6 million at April 30, 2024. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

Impact of Macroeconomic Conditions
Prevailing macroeconomic conditions have impacted, and may continue to impact, our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance. Ongoing concerns about the health of the U.S. and global economies may cause certain of our current and potential customers to reduce or delay technology spending or seek payment or other concessions from us, all of which may materially and negatively impact our operating results, financial condition and prospects. The United States has been experiencing historically elevated rates of inflation. The recent inflationary environment may cause us to incur higher operating costs that we may not be able to recoup through the pricing of our platform, and may further contribute to reduced or delayed technology spend by our customers in an effort to mitigate their own rising costs.
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
As of April 30, 2024, we had over 2,600 customers. For the three months ended April 30, 2023 and 2024, our enterprise customers accounted for 49% and 47% of our revenue, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 88% and 84% as of April 30, 2023 and 2024, respectively.
Our gross retention declined in part due to macroeconomic conditions, challenging renewals from customers with COVID-19 use cases of our platform, and one large non-renewal during the three months ended April 30, 2024. As we continue to expand our partner ecosystem and develop methods to encourage wider and more strategic adoptions, we expect that customer retention will increase over the long term. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
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
Sales and marketing expense as a percentage of total revenue was 54% for the three months ended April 30, 2023 compared to 53% for the three months ended April 30, 2024.
Leverage Research and Development Investments for Future Growth
We plan to continue to make investments in areas of our business to continue to expand our platform functionality. This may include investing in machine learning algorithms, predictive analytics, and other artificial intelligence technologies to create alerts, detect anomalies, optimize queries, and suggest areas of interest to help people focus on what matters most. These investments may also include extending the functionality and effectiveness of our platform through improvements to the Domo Appstore and developer toolkits, which enable customers and partners to quickly build and deploy custom applications. The amount of new investments as a percentage of revenue required to achieve our plans is expected to increase slightly in the near term then remain consistent in the near term.
Research and development expense as a percentage of total revenue was 29% for the three months ended April 30, 2023 compared to 28% for the three months ended April 30, 2024.
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
The following table sets forth our billings for the three months ended April 30, 2023 and 2024:

	Three Months Ended April 30,
	2023	2024
Billings (in thousands)	$70,299	$65,496
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2023	2024
Revenue:	(in thousands)
Subscription	$71,090	$72,110
Professional services and other	8,368	7,993
Total revenue	79,458	80,103
Cost of revenue:
Subscription(1)	10,612	12,775
Professional services and other(1)	7,957	7,939
Total cost of revenue	18,569	20,714
Gross profit	60,889	59,389
Operating expenses:
Sales and marketing(1)(3)	43,162	42,219
Research and development(1)	23,435	22,719
General and administrative(1)(2)(3)	14,001	15,901
Total operating expenses	80,598	80,839
Loss from operations	(19,709)	(21,450)
Other expense, net(1)(4)	(4,495)	(4,431)
Loss before income taxes	(24,204)	(25,881)
Provision for income taxes	199	126
Net loss	$(24,403)	$(26,007)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2024
Cost of revenue:	(in thousands)
Subscription	$618	$798
Professional services and other	479	333
Sales and marketing	6,730	5,314
Research and development	4,975	4,422
General and administrative	3,508	3,084
Other expense, net	162	191
Total	$16,472	$14,142

(2)Includes amortization of certain intangible assets of $20,000 and $0.1 million for the three months ended April 30, 2023 and 2024, respectively.

(3)Includes executive officer severance as follows:

	Three Months Ended April 30,
	2023	2024
	(in thousands)
Sales and marketing	$443	$—
General and administrative	1,328	—
Total executive officer severance	$1,771	$—
(4)Includes remeasurement of warrant liability of $0.6 million million for the three months ended April 30, 2024.

	Three Months Ended April 30,
	2023	2024
Revenue:
Subscription	89%	90%
Professional services and other	11	10
Total revenue	100	100
Cost of revenue:
Subscription	13	16
Professional services and other	10	10
Total cost of revenue	23	26
Gross margin	77	74
Operating expenses:
Sales and marketing	54	53
Research and development	29	28
General and administrative	19	20
Total operating expenses	102	101
Loss from operations	(25)	(27)
Other expense, net	(6)	(6)
Loss before income taxes	(31)	(33)
Provision for income taxes	—	—
Net loss	(31)%	(33)%

Discussion of the Three Months Ended April 30, 2023 and 2024
Revenue

	Three Months Ended April 30,
	2023	2024	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$71,090	$72,110	$1,020	1%
Professional services and other	8,368	7,993	(375)	(4)
Total revenue	$79,458	$80,103	$645	1
Percentage of revenue:
Subscription	89%	90%
Professional services and other	11	10
Total	100%	100%
The increase in subscription revenue was primarily due to a $5.0 million increase from new customers offset by a net $4.0 million decrease from existing customers. Our customer count increased 1% from April 30, 2023 to April 30, 2024. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter. The decrease in professional services and other revenue was due to a higher amount of revenue recognized from the delivery of custom apps during the three months ended April 30, 2023. Due to the decline in gross retention, we expect revenue to decrease in the near term.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2023	2024	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$10,612	$12,775	$2,163	20%
Professional services and other	7,957	7,939	(18)	—
Total cost of revenue	$18,569	$20,714	$2,145	12
Gross profit	$60,889	$59,389	$(1,500)	(2)
Gross margin:
Subscription	85%	82%
Professional services and other	5	1
Total gross margin	77	74
The increase in cost of subscription revenue was primarily due to a $1.3 million increase in third-party web hosting services and a $0.6 million increase in amortization of capitalized software development costs.
Professional services and other cost of revenue remained flat.
Subscription gross margin declined primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. We expect subscription gross margin to decrease in the near term, and in the long term we expect it to increase and stabilize.
Services gross margin declined primarily due to a higher amount of revenue recognized from the delivery of custom apps during the three months ended April 30, 2023. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with higher margins.

Operating Expenses

	Three Months Ended April 30,
	2023	2024	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$43,162	$42,219	$(943)	(2)%
Research and development	23,435	22,719	(716)	(3)
General and administrative	14,001	15,901	1,900	14
Total operating expenses	$80,598	$80,839	$241	—
Percentage of revenue:
Sales and marketing	54%	53%
Research and development	29	28
General and administrative	19	20
Sales and marketing expenses decreased primarily due to a $3.1 million decrease in employee-related costs. This was partially offset by a $2.3 million increase in marketing expense, primarily driven by our annual user conference. Sales and marketing expense as a percentage of revenue decreased from 54% in the three months ended April 30, 2023 to 53% in the three months ended April 30, 2024. Due to our annual user conference and other seasonal expenses, sales and marketing expense is typically higher in the first fiscal quarter than in other quarters. We expect sales and marketing expense as a percentage of revenue to decrease in the long term.
Research and development expenses decreased primarily due to a $0.6 million decrease in contract labor. Research and development expense as a percentage of revenue decreased from 29% in the three months ended April 30, 2023 to 28% in the three months ended April 30, 2024. We expect research and development expense as a percentage of revenue to increase slightly in the near term and remain consistent in the long term.
General and administrative expenses increased primarily due to a $4.6 million increase in professional and legal fees, partially related to the amendment to the credit facility. This increase was partially offset by a $1.9 million decrease in employee-related costs, driven by a $1.3 million decrease in executive severance expense. General and administrative expenses as a percentage of revenue increased from 19% in the three months ended April 30, 2023 to 20% in the three months ended April 30 2024. In the near term, we expect general and administrative expense as a percentage of revenue to fluctuate from period to period.
Other Expense, Net

	Three Months Ended April 30,
	2023	2024	$ Change	% Change
		(in thousands)
Other expense, net	$(4,495)	$(4,431)	$64	(1)%
Other expense, net remained relatively flat. We expect interest expense to increase modestly due to an increasing principal balance and anticipated higher market interest rates. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Three Months Ended April 30,
	2023	2024	$ Change	% Change
		(in thousands)
Provision for income taxes	$199	$126	$(73)	(37)%
Income taxes decreased primarily due to adjustments related to filing certain tax returns. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.

Liquidity and Capital Resources
As of April 30, 2024, we had $61.2 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of April 30, 2024.
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
Credit Facility
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2024. The credit facility is secured by substantially all of our assets.
In February 2024, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain modifications to the financial covenants. In conjunction with this amendment, we issued fully-vested warrants to purchase Class B common stock.
The term loan maturity date is April 1, 2026 and has a closing fee of $7.0 million. Additionally, we entered into an amendment in August 2020 that included an amendment fee of $5.0 million, which accrues interest at a rate of 9.5% per year and is due upon maturity. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of April 30, 2024, accrued at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2024, the interest rate was approximately 11.1%. In addition to the 11.1% interest rate, a fixed rate equal to 2.5% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue financial covenant, tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA (as defined by the credit facility) covenant, which is tested quarterly, and adhere to a $15.0 million monthly minimum liquidity covenant. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2024 and April 30, 2024.
Historical Cash Flow Trends

	Three Months Ended April 30,
	2023	2024

	(in thousands)
Net cash provided by operating activities	$828	$1,901
Net cash used in investing activities	(3,576)	(2,526)
Net cash provided by financing activities	2,032	1,121
Operating Activities
Our operating activities consisted primarily of payments received from our customers, cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, and the costs to provide our cloud-based platform and related outsourced professional services to our customers.
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
Net cash provided by operating activities during the three months ended April 30, 2024 consisted of cash collected from customers of $87.8 million exceeding the cash outflows of $85.9 million. Significant components of cash outflows included $49.6 million for personnel costs and $16.6 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the three months ended April 30, 2024 consisted primarily of 1.6 million of capitalized development costs related to internal-use software and $0.9 million of purchased property and equipment.

Financing Activities
Our financing activities consisted primarily of proceeds received from our employee stock purchase plan and stock option exercises.
Net cash provided by financing activities for the three months ended April 30, 2023 consisted of $2.0 million of proceeds from shares issued in connection with our employee stock purchase plan.
Net cash provided by financing activities for the three months ended April 30, 2024 consisted of $1.1 million of proceeds from shares issued in connection with our employee stock purchase plan.
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
Interest Rate Risk
As of April 30, 2024, we had $61.2 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of April 30, 2024. During the three months ended April 30, 2024, the term loan maturity date was April 1, 2025. A portion of the interest that accrues on outstanding principal of the term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. As of April 30, 2024, the interest rate was approximately 11.1%. In addition to the 11.1% interest rate, a fixed rate equal to 2.5% per year accrues on the outstanding principal of the term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2024, we had total debt outstanding with a carrying amount of $114.1 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after April 30, 2024 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $24.4 million and $26.0 million for the three months ended April 30, 2023 and 2024, respectively, and had an accumulated deficit of $1,431.6 million at April 30, 2024. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,431.6 million as of April 30, 2024. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $0.8 million and $1.9 million for the three months ended April 30, 2023 and 2024, respectively. As of April 30, 2024, we had $61.2 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.
Our credit facility contains restrictive covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants. If we do not meet the financial covenants as specified in the credit facility, we may require forbearance or relief from our financial covenant violations from Blackrock or be required to arrange alternative financing.
There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. A breach of any of these covenants or the occurrence of certain other events (including a material adverse effect) specified in the credit facility and/or the related collateral documents could result in an event of default under the loan agreement. If an event of default has occurred and is continuing, BlackRock could elect to declare all amounts outstanding under the credit facility immediately due and payable. If we are unable to repay those amounts, BlackRock could foreclose on the collateral granted to them to secure such indebtedness. If BlackRock accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

Our ability to meet the financial covenants could be affected by events beyond our control. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, (the Code), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset its future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. We have historically contracted third parties to perform a Section 382 analysis to evaluate limitations on our NOLs due to ownership changes, with the most recent analysis being through January 31, 2023. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
Our platform also provides real-time write-back capabilities to customer environments, including to IoT products and services. The development of the internet of things (IoT), presents security, privacy and execution risks. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brand, or negatively impact our business and operating results.
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
Our platform uses “open source” software that we, in some cases, have obtained from third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software, or to license our modifications or derivative works under the terms of the particular open source license. If we are required, under the terms of an open source license, to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 79%, and 80% of our total revenue for the three months ended April 30, 2023 and 2024, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•political instability, terrorist activities or military conflicts (including Russia's invasion of Ukraine and hostilities between Israel and Hamas);
•requirements to comply with foreign privacy, information security, and data protection laws and regulations and the risks and costs of noncompliance;
•likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act (the FCPA) and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries;
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
We receive, store, and otherwise process personal information and other data from and about customers and other individuals in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the FTC) and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and may be alleged or deemed to be subject to industry standards, including certain industry standards that we undertake to comply with.

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, and became effective January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that becomes effective in 2024, Delaware, Iowa, New Jersey, Nebraska, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana has adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and information security, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, Brazil, the People’s Republic of China (the PRC), India, and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation (GDPR) became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for noncompliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other laws and regulations governing privacy, data protection, and information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged noncompliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

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

We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF), which would permit transfers of personal data from the E.U. to the U.S., by participating entities. The European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. We have self-certified to the DPF, the Swiss-U.S. Data Privacy Framework, and the UK Extension to the DPF. Each of these frameworks may be subject to legal challenge. Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

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

In addition to the privacy and data protection regulations described above, our business is also subject to contractual obligations to maintain compliance with leading security frameworks and standards such as AICPA’s SOC 1 and SOC 2; International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC) standards for ISO 27001 and ISO 27018; HITRUST Alliance’s HITRUST CSF; and Texas Department of Information Resources’ TX-RAMP certification. Annually, we also perform an internal/self-analysis of our adherence to the requirements stated in Australian Cyber Security Center (ASCS)’s IRAP framework and UK’s National Cyber Security Centre’s Cyber Essentials. Any failure or perceived failure by us to comply with these contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection and information security may result in loss of certification, governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2024, we had 100 issued U.S. patents covering our technology and four patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of April 30, 2024, beneficially controlled approximately 80% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission (the SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Domo, Inc.	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws of Domo, Inc.	8-K	001-38553	3.1	May 8, 2023
4.1	Form of Warrant to Purchase Stock, dated as of February 17, 2024					X
10.1#
First Amendment to the Amended and Restated Loan and Security Agreement, dated as of February 17, 2024, by and between Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders that are party thereto from time to time (collectively, the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders, and Wilmington Trust, National Association, as administrative agent for the Lenders
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
________________
#    Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.
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

DOMO, INC.

Date: June 6, 2024	By:	/s/ David Jolley
David Jolley
Chief Financial Officer
(Principal Financial and Accounting Officer)