Form 10-Q
period 2024-07-31
DOMO, INC.
filed 2024-09-06
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 3, 2024 there were approximately 3,263,659 shares of the registrant's Class A common stock and 35,367,207 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2024	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$60,939	$55,704
Accounts receivable, net of allowances of $3,711 and $2,204 as of January 31, 2024 and July 31, 2024, respectively	67,197	48,688
Contract acquisition costs, net	16,006	15,266
Prepaid expenses and other current assets	9,602	9,171
Total current assets	153,744	128,829
Property and equipment, net	27,003	27,195
Right-of-use assets	11,746	10,942
Contract acquisition costs, noncurrent, net	19,542	17,339
Intangible assets, net	2,740	2,409
Goodwill	9,478	9,478
Other assets	1,407	1,565
Total assets	$225,660	$197,757
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,313	$18,418
Accrued expenses and other current liabilities	43,430	39,004
Lease liabilities	4,807	5,597
Deferred revenue	185,250	161,601
Total current liabilities	237,800	224,620
Lease liabilities, noncurrent	11,135	9,110
Deferred revenue, noncurrent	2,736	1,997
Other liabilities, noncurrent	14,001	13,180
Long-term debt	113,534	115,211
Total liabilities	379,206	364,118
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2024 and July 31, 2024; no shares issued and outstanding as of January 31, 2024 and July 31, 2024	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2024 and July 31, 2024; 3,264 shares issued and outstanding as of January 31, 2024 and July 31, 2024	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2024 and July 31, 2024; 33,656 and 35,367 shares issued and outstanding as of January 31, 2024 and July 31, 2024, respectively	34	35
Additional paid-in capital	1,252,200	1,284,781
Accumulated other comprehensive loss	(180)	(80)
Accumulated deficit	(1,405,603)	(1,451,100)
Total stockholders' deficit	(153,546)	(166,361)
Total liabilities and stockholders' deficit	$225,660	$197,757
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Revenue:
Subscription	$71,211	$70,921	$142,301	$143,031
Professional services and other	8,461	7,486	16,829	15,479
Total revenue	79,672	78,407	159,130	158,510
Cost of revenue:
Subscription	11,453	13,301	22,065	26,076
Professional services and other	7,637	6,823	15,594	14,762
Total cost of revenue	19,090	20,124	37,659	40,838
Gross profit	60,582	58,283	121,471	117,672
Operating expenses:
Sales and marketing	41,040	36,627	84,202	78,846
Research and development	20,767	21,969	44,202	44,688
General and administrative	9,378	14,174	23,379	30,075
Total operating expenses	71,185	72,770	151,783	153,609
Loss from operations	(10,603)	(14,487)	(30,312)	(35,937)
Other expense, net	(5,124)	(4,752)	(9,619)	(9,183)
Loss before income taxes	(15,727)	(19,239)	(39,931)	(45,120)
Provision for income taxes	341	251	540	377
Net loss	$(16,068)	$(19,490)	$(40,471)	$(45,497)
Net loss per share, basic and diluted	$(0.45)	$(0.51)	$(1.14)	$(1.20)
Weighted-average number of shares used in computing net loss per share, basic and diluted	35,884	38,389	35,558	37,943
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Net loss	$(16,068)	$(19,490)	$(40,471)	$(45,497)
Foreign currency translation adjustments	166	346	346	100
Comprehensive loss	$(15,902)	$(19,144)	$(40,125)	$(45,397)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	704,314	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	169,801	—	2,032	—	—	2,032
Stock-based compensation expense	—	—	—	—	17,422	—	—	17,422
Other comprehensive income	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	(24,403)	(24,403)
Balance as of April 30, 2023	3,263,659	3	32,446,941	32	1,203,375	(142)	(1,354,437)	(151,169)
Vesting of restricted stock units	—	—	371,892	1	—	—	—	1
Exercise of stock options	—	—	316	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	15,226	—	—	15,226
Other comprehensive income	—	—	—	—	—	166		166
Net loss	—	—	—	—	—	—	(16,068)	(16,068)
Balance as of July 31, 2023	3,263,659	$3	32,819,149	$33	$1,218,604	$24	$(1,370,505)	$(151,841)

See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	1,111,795	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	143,206	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	—	—	15,196	—	—	15,196
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(26,007)	(26,007)
Balance as of April 30, 2024	3,263,659	3	34,910,757	35	1,268,517	(426)	(1,431,610)	(163,481)
Vesting of restricted stock units	—	—	486,654	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(30,204)	—	(208)	—	—	(208)
Stock-based compensation expense	—	—	—	—	16,472	—	—	16,472
Other comprehensive income	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	(19,490)	(19,490)
Balance as of July 31, 2024	3,263,659	$3	35,367,207	$35	$1,284,781	$(80)	$(1,451,100)	$(166,361)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2024
Cash flows from operating activities
Net loss	$(40,471)	$(45,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,102	4,863
Non-cash lease expense	2,172	2,178
Amortization of contract acquisition costs	8,956	8,727
Stock-based compensation expense	31,532	30,615
Remeasurement of warrant liability	—	(423)
Other, net	2,571	1,944
Change in operating assets and liabilities:
Accounts receivable, net	26,772	18,509
Contract acquisition costs	(6,905)	(5,804)
Prepaid expenses and other	(464)	276
Accounts payable	(1,964)	11,503
Operating lease liabilities	(2,817)	(2,608)
Accrued expenses and other liabilities	(2,753)	(4,165)
Deferred revenue	(18,268)	(24,388)
Net cash provided by (used in) operating activities	1,463	(4,270)
Cash flows from investing activities
Purchases of property and equipment	(6,500)	(4,730)
Purchases of intangible assets	(26)	—
Net cash used in investing activities	(6,526)	(4,730)
Cash flows from financing activities
Proceeds from shares issued in connection with employee stock purchase plan	2,032	1,121
Shares repurchased for tax withholdings on vesting of restricted stock	—	(208)
Proceeds from short-term payable financing	—	2,782
Proceeds from exercise of stock options	3	—
Net cash provided by financing activities	2,035	3,695
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	380	70
Net decrease in cash, cash equivalents, and restricted cash	(2,648)	(5,235)
Cash, cash equivalents, and restricted cash at beginning of period	66,500	60,939
Cash, cash equivalents, and restricted cash at end of period	$63,852	$55,704
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$270	$939
Cash paid for interest	$6,077	$6,505
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$687	$1,346
Purchases of property and equipment included in accounts payable and lease liabilities	$303	$31
Stock-based compensation capitalized as internal-use software	$1,016	$1,165
Issuance of warrants in connection with credit facility	$—	$2,222
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2024, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and six months ended July 31, 2023 and 2024 and condensed consolidated statements of cash flows for the six months ended July 31, 2023 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2024, its results of operations for the three and six months ended July 31, 2023 and 2024 and condensed consolidated statements of cash flows for the six months ended July 31, 2023 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2025 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2024 and July 31, 2024. Restricted cash relates to an outstanding letter of credit established in conjunction with an amendment to an existing lease agreement.
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
Amortization expense related to contract acquisition costs was $4.4 million and $4.4 million for the three months ended July 31, 2023 and 2024, respectively, and $9.0 million and $8.7 million for the six months ended July 31, 2023 and 2024, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $3.3 million and $2.3 million for the three months ended July 31, 2023 and 2024, respectively, and $6.3 million and $4.7 million for the six months ended July 31, 2023 and 2024, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 28% and 21% of total cash, cash equivalents, and restricted cash as of January 31, 2024 and July 31, 2024, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2023 and 2024 or more than 10% of accounts receivable as of January 31, 2024 and July 31, 2024.
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
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2024 and July 31, 2024 were as follows (in thousands):

	January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,297	$—	$—	$45,297
Cash equivalents:
Money market funds	11,942	—	—	11,942
Restricted cash(1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$60,939	$—	$—	$60,939

	July 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$24,101	$—	$—	$24,101
Cash equivalents:
Money market funds	27,903	—	—	27,903
Restricted cash (1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$55,704	$—	$—	$55,704
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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2024 and July 31, 2024 by level within the fair value hierarchy (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,942	$—	$—	$11,942
Total cash equivalents	$11,942	$—	$—	$11,942

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$27,903	$—	$—	$27,903
Total cash equivalents	$27,903	$—	$—	$27,903
Financial liability:
Warrants	$—	$—	$1,799	$1,799
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2024	$—
Issuance of Class B common stock warrants	2,222
Change in fair value of Class B common stock warrants	(423)
Balance as of July 31, 2024	$1,799
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)

Six months ended July 31,
2024
Expected stock price volatility	72% - 79%
Expected term	3.6 - 4.0 years
Risk-free interest rate	4.04% - 4.80%
Expected dividend yield	—
During the three and six months ended July 31, 2023 and 2024, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2024	2024
Capitalized internal-use software development costs	$55,018	$59,522
Computer equipment and software	1,997	2,021
Leasehold improvements	3,949	4,352
Furniture, vehicles and office equipment	1,158	1,739
	62,122	67,634
Less accumulated depreciation and amortization	(35,119)	(40,439)
	$27,003	$27,195

Depreciation and amortization expense related to property and equipment was $1.6 million and $2.4 million for the three months ended July 31, 2023 and 2024, respectively, and $3.1 million and $4.6 million for the six months ended July 31, 2023 and 2024, respectively.

The Company capitalized $2.8 million and $2.6 million in software development costs during the three months ended July 31, 2023 and 2024, respectively, and $5.4 million and $4.7 million during the six months ended July 31, 2023 and 2024, respectively. Amortization of capitalized software development costs was $1.3 million and $2.0 million for the three months ended July 31, 2023 and 2024, respectively, and $2.6 million and $3.8 million for the six months ended July 31, 2023 and 2024, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2024	2024
Intellectual property excluding patents	$2,484	$2,437
Patents	950	950
	3,434	3,387
Less accumulated amortization	(694)	(978)
	$2,740	$2,409

Amortization expense related to intangible assets was $20,000 and $0.1 million for the three months ended July 31, 2023 and 2024, respectively, and $40,000 and $0.3 million for the six months ended July 31, 2023 and 2024. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 2.8 years. Intellectual property excluding patents is being amortized over a remaining useful life of 4.5 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2024	2024
Accrued expenses	$16,284	$15,908
Accrued bonus	8,057	4,787
Accrued commissions	4,677	4,207
Accrued payroll and benefits	4,541	4,187
Accrued payroll taxes	2,475	2,793
Employee stock purchase plan liability	1,826	1,507
Sales and other taxes payable	1,339	897
Other accrued liabilities	4,231	4,718
	$43,430	$39,004
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Operating lease expense	$1,494	$1,496	$3,127	$2,988
Short-term lease expense	429	252	695	540
Total lease expense	$1,923	$1,748	$3,822	$3,528

Lease term and discount rate information are summarized as follows:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)

As of July 31, 2024
Weighted average remaining lease term (years)	2.6
Weighted average discount rate	10.7%
Maturities of lease liabilities as of July 31, 2024 were as follows (in thousands):

Year Ending January 31:
2025(1)	$3,460
2026	5,888
2027	5,417
2028	1,797
Total lease payments	16,562
Less imputed interest	(1,855)
Present value of lease liabilities	$14,707
(1)Net of $0.2 million of tenant improvements which are expected to be utilized in fiscal 2025.

Cash paid for operating leases was $1.8 million and $1.6 million during the three months ended July 31, 2023 and 2024, respectively, and $3.5 million and $3.3 million during the six months ended July 31, 2023 and 2024, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $5.5 million as of July 31, 2024. Sublease income was $0.4 million and $0.4 million during the three months ended July 31, 2023 and 2024, respectively. Sublease income was $0.9 million and $0.6 million during the six months ended July 31, 2023 and 2024, respectively.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2024 were as follows (in thousands):

Balance as of January 31, 2024	$187,986
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(120,148)
Increase due to billings excluding amounts recognized as revenue during the period	95,760
Balance as of July 31, 2024	$163,598
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2024, approximately $343.0 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $211.4 million of this amount during the twelve months following July 31, 2024, with the balance recognized thereafter. As of July 31, 2024, approximately $15.9 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $14.0 million of which is expected to be recognized during the twelve months following July 31, 2024, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
United States	$62,968	$62,391	$125,968	$126,372
International	16,704	16,016	33,162	32,138
Total	$79,672	$78,407	$159,130	$158,510
Percentage of revenue by geographic area:
United States	79%	80%	79%	80%
International	21	20	21	20

Other than the United States, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2023 and 2024. As of July 31, 2024, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $100.0 million in term loan borrowings, all of which had been drawn as of July 31, 2024. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of July 31, 2024, accrued at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2024, the interest rate was approximately 11.1%. In addition to the 11.1% interest rate, a fixed rate equal to 2.5% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended July 31, 2023 and 2024, $0.7 million and $0.7 million of interest was capitalized, respectively, and $1.4 million and $1.4 million of interest was capitalized during the six months ended July 31, 2023 and 2024, respectively.
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
(unaudited)
11. Debt (Continued)

present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. These liabilities will be accreted to their full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the condensed consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loan on the condensed consolidated balance sheets and are being amortized as interest expense in other expense, net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2024	2024
Principal	$116,336	$117,814
Less: unamortized debt issuance costs	(2,802)	(2,603)
Net carrying amount	$113,534	$115,211
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue financial covenant, tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA (as defined by the credit facility) covenant, which is tested quarterly, and adhere to a $15.0 million monthly minimum liquidity covenant. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2024 and July 31, 2024.

The Company incurred interest expense of $4.8 million and $4.9 million for the three months ended July 31, 2023 and 2024, respectively, and $9.3 million and $9.6 million for the six months ended July 31, 2023 and 2024, respectively.
Short-term Payable Financing
In July 2024, the Company entered into a short-term payable financing agreement pursuant to which the counterparty assumes responsibility for payables for approximately 30-60 days to designated suppliers at the discretion of the Company. As of July 31, 2024, there are $2.8 million outstanding obligations related to these structure payables. During the six months ended July 31, 2024, no interest expense was recognized related to this agreement.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws have been made on the letter of credit. The letter of credit renewed in September 2023 and expires December 2024. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of July 31, 2024.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2024 and July 31, 2024, no shares of preferred stock were issued and outstanding.
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
At January 31, 2024 and July 31, 2024, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Stockholders' Deficit (Continued)
At January 31, 2024 and July 31, 2024, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2024 and July 31, 2024, there were 33,655,756 and 35,367,207 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2024, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2024, there were 189,036 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2024, the number of shares available for grant under the 2018 Plan was increased by 1,845,970 shares. As of July 31, 2024, there were 3,041,608 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Cost of revenue:
Subscription	$670	$807	$1,288	$1,605
Professional services and other	473	314	952	647
Sales and marketing	6,166	5,170	12,896	10,484
Research and development	4,618	4,069	9,593	8,491
General and administrative	2,960	5,911	6,468	8,995
Other expense, net	173	202	335	393
Total	$15,060	$16,473	$31,532	$30,615

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three and six months ended July 31, 2023 and the three and six months ended July 31, 2024.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2024:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	793,314	$26.52	1.0	$—
Expired	(646,071)	25.55
Outstanding as of July 31, 2024	147,243	$30.77	1.1	$—
The aggregate intrinsic value of options exercised was $0.0 million for the three and six months ended July 31, 2023. No options were exercised during the three and six months ended July 31, 2024.
The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2024 is based on the market closing price of the Company's Class B common stock on that date.
As of July 31, 2024, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2024	4,726,290	$25.61
Granted	2,835,754	7.93
Vested	(1,598,449)	24.98
Canceled	(238,929)	28.16
Outstanding as of July 31, 2024	5,724,666	$17.70

As of July 31, 2024, there was $89.4 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.3 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2024, the number of shares available under the ESPP was increased by 553,791 shares. As of July 31, 2024, there were 601,136 shares available under the ESPP.
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
As of July 31, 2024, a total of approximately 311,090 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2025. As of July 31, 2024, total unrecognized stock-based compensation related to the ESPP was $0.5 million, which is expected to be recognized over a weighted-average period of 0.5 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.3 million and $0.3 million for the three months ended July 31, 2023 and 2024, respectively, and $0.5 million and $0.4 million for the six months ended July 31, 2023 and 2024, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)

	Three Months Ended July 31,
	2023		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,462)	$(14,606)	$(1,657)	$(17,833)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	32,620	3,264	35,125
Net loss per share, basic and diluted	$(0.45)	$(0.45)	$(0.51)	$(0.51)

	Six Months Ended July 31,
	2023		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(3,715)	$(36,756)	$(3,914)	$(41,583)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	32,294	3,264	34,679
Net loss per share, basic and diluted	$(1.14)	$(1.14)	$(1.20)	$(1.20)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Options to purchase common stock	4	—	4	—
Restricted stock units	256	82	175	106
Employee stock purchase program	—	—	—	—
Common stock warrants	—	189	—	172
	260	271	179	278

17. Subsequent Events
In August 2024, the Company entered into an amendment to the credit facility to, among other things, (1) refinance certain credit extensions, (2) extend the maturity date of the outstanding loans, (3) revise interest amounts payable in cash and payable in kind, and (4) modify the financial covenants.
In connection with the amendment, the Company issued to the lenders warrants to purchase an aggregate of 1,022,918 shares of the Company’s Class B common stock, at an exercise price of $0.01 per share (the “Warrants”). The Warrants

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
17. Subsequent Events (Continued)
expire on August 19, 2028 (the “Expiration Date”). The lenders may (1) exercise the Warrants at any time prior to the Expiration Date pursuant to the terms of the Warrants for the number of shares of Class B common stock purchased upon such exercise or (2) in lieu of exercising such Warrant, convert the Warrants, in whole or in part, into the number of shares of Class B common stock pursuant to the terms of the Warrants prior to the Expiration Date. The Company also paid and subsequently refinanced the $7.0 million closing fee related to the credit facility that came due, resulting in no net impact to the Company's cash balance.

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
Our consumption-based service offering continues to expand. Customers of our consumption-based service have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure. Whether it is a consumption-based agreement or an enterprise-wide subscription-based agreement (ELAs) with unlimited users and a data cap, we believe this could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe these have potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. As of the end of our most recent fiscal quarter, more than 45% of our annual recurring revenue (ARR) is on consumption-based agreements or ELAs, and we expect this percentage to increase in future periods. However, we have limited experience with consumption-based agreements and changes in our pricing and subscription models subject us to a number of uncertainties.
As of July 31, 2024, 65% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 66% of customers as of January 31, 2024. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2023 and 2024, total RPO was $357.6 million and $358.9 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $232.1 million and $225.4 million as of July 31, 2023 and 2024, respectively.
We had total revenue of $79.7 million and $78.4 million for the three months ended July 31, 2023 and 2024, respectively, reflecting a year-over-year decrease of 2%. For the six months ended July 31, 2023 and 2024, we had total revenue of $159.1 million and $158.5 million, respectively. For the six months ended July 31, 2023 and 2024, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 79% and 80% or our total revenue for the three months ended July 31, 2023 and 2024, respectively.
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
We have incurred significant net losses since our inception, including net losses of $16.1 million and $19.5 million for the three months ended July 31, 2023 and 2024, respectively, and had an accumulated deficit of $1,451.1 million at July 31, 2024. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

Impact of Macroeconomic Conditions
Prevailing macroeconomic conditions have impacted, and may continue to impact, our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance. Ongoing concerns about the health of the U.S. and global economies may cause certain of our current and potential customers to reduce or delay technology spending or seek payment or other concessions from us. These conditions, along with the ongoing uncertainty in the SaaS sector, may materially and negatively impact our operating results, financial condition and prospects.
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
As of July 31, 2024, we had over 2,600 customers. Enterprise customers accounted for 49% and 46% of our revenue for both the three and six months ended July 31, 2023 and 2024, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
Customer Upsell and Retention
We employ a land, expand, and retain sales model, and our performance depends on our ability to retain customers and expand the use of our platform at existing customers over time. It currently takes multiple years for our customers to fully embrace the power of our platform. We are still in the early stages of expanding within many of our customers. Under consumption-based pricing, our customers have access to enterprise-wide licenses, which allow for increased discoverability across the entire customer organization. We believe that as customers continue to deploy greater volumes and sources of data for multiple use cases under our consumption-based pricing model, the unique features of our platform can address the needs of everyone within their organization.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 88% and 84% as of July 31, 2023 and 2024, respectively. However, during the three months ended July 31, 2024 we saw a sequential improvement in gross retention, and for our consumption-based cohort, our gross retention is greater than 90%.
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
Sales and marketing expense as a percentage of total revenue was 52% for the three months ended July 31, 2023 compared to 47% for the three months ended July 31, 2024.
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
Research and development expense as a percentage of total revenue was 26% for the three months ended July 31, 2023 compared to 28% for the three months ended July 31, 2024.
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
The following table sets forth our billings for the three and six months ended July 31, 2023 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Billings (in thousands)	$70,563	$68,626	$140,862	$134,122

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024

Revenue:	(in thousands)
Subscription	$71,211	$70,921	$142,301	$143,031
Professional services and other	8,461	7,486	16,829	15,479
Total revenue	79,672	78,407	159,130	158,510
Cost of revenue:
Subscription(1)	11,453	13,301	22,065	26,076
Professional services and other(1)	7,637	6,823	15,594	14,762
Total cost of revenue	19,090	20,124	37,659	40,838
Gross profit	60,582	58,283	121,471	117,672
Operating expenses:
Sales and marketing(1)(3)	41,040	36,627	84,202	78,846
Research and development(1)	20,767	21,969	44,202	44,688
General and administrative(1)(2)(3)	9,378	14,174	23,379	30,075
Total operating expenses	71,185	72,770	151,783	153,609
Loss from operations	(10,603)	(14,487)	(30,312)	(35,937)
Other expense, net(1)(4)	(5,124)	(4,752)	(9,619)	(9,183)
Loss before income taxes	(15,727)	(19,239)	(39,931)	(45,120)
Provision for income taxes	341	251	540	377
Net loss	$(16,068)	$(19,490)	$(40,471)	$(45,497)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024

Cost of revenue:		(in thousands)
Subscription	$670	$807	$1,288	$1,605
Professional services and other	473	314	952	647
Sales and marketing	6,166	5,170	12,896	10,484
Research and development	4,618	4,069	9,593	8,491
General and administrative	2,960	5,911	6,468	8,995
Other expense, net	173	202	335	393
Total	$15,060	$16,473	$31,532	$30,615
(2)Includes amortization of certain intangible assets of $20,000 and $142,000 for the three months ended July 31, 2023 and 2024, respectively, and $40,000 and $284,000 for the six months ended July 31, 2023 and 2024, respectively.

(3)Includes executive officer severance as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024

	(in thousands)
Sales and marketing	$—	$—	$443	$—
General and administrative	225	—	1,553	—
Total executive officer severance	$225	$—	$1,996	$—
(4)Includes remeasurement of warrant liability of $0.1 million and $(0.4) million for the three and six months ended July 31, 2024.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Revenue:
Subscription	89%	90%	89%	90%
Professional services and other	11	10	11	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	17	14	16
Professional services and other	10	9	10	10
Total cost of revenue	24	26	24	26
Gross margin	76	74	76	74
Operating expenses:
Sales and marketing	52	47	53	50
Research and development	26	28	28	28
General and administrative	11	17	14	19
Total operating expenses	89	92	95	97
Loss from operations	(13)	(18)	(19)	(23)
Other expense, net	(6)	(6)	(6)	(6)
Loss before income taxes	(19)	(24)	(25)	(29)
Provision for income taxes	—	—	—	—
Net loss	(19)%	(24)%	(25)%	(29)%

Discussion of the Three Months Ended July 31, 2023 and 2024
Revenue

	Three Months Ended July 31,
	2023	2024	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$71,211	$70,921	$(290)	—%
Professional services and other	8,461	7,486	(975)	(12)
Total revenue	$79,672	$78,407	$(1,265)	(2)
Percentage of revenue:
Subscription	89%	90%
Professional services and other	11	10
Total	100%	100%

The decrease in subscription revenue was primarily due to a $4.5 million net decrease from existing customers, partially offset by a $4.2 million increase from new customers. Our total customer count remained flat from July 31, 2023 to July 31, 2024. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to a lower volume of billable hours delivered during the three months ended July 31, 2024.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2023	2024	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$11,453	$13,301	$1,848	16%
Professional services and other	7,637	6,823	(814)	(11)
Total cost of revenue	$19,090	$20,124	$1,034	5
Gross profit	$60,582	$58,283	$(2,299)	(4)
Gross margin:
Subscription	84%	81%
Professional services and other	10	9
Total gross margin	76	74
The increase in subscription cost of revenue was primarily due to a $1.1 million increase in our third-party web hosting services and amortization related to capitalized software development costs, which increased by $0.6 million.
The decrease in professional services and other cost of revenue was primarily due to a $0.5 million decrease in employee-related costs and a $0.3 million decrease in outsourced services.
Subscription gross margin decreased primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. As we continue to shift more of our customer base to consumption-based pricing, we expect subscription gross margin to stabilize in the near term and increase in the long term.
Services gross margin declined primarily due to a lower volume of billable hours delivered. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with differing margins.

Operating Expenses

	Three Months Ended July 31,
	2023	2024	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$41,040	$36,627	$(4,413)	(11)%
Research and development	20,767	21,969	1,202	6
General and administrative	9,378	14,174	4,796	51
Total operating expenses	$71,185	$72,770	$1,585	2
Percentage of revenue:
Sales and marketing	52%	47%
Research and development	26	28
General and administrative	11	17
Sales and marketing expenses decreased primarily due to a $3.5 million decrease in employee-related costs, driven by lower headcount, and a $0.4 million decrease in travel expense. Our sales and marketing expense as a percentage of revenue decreased from 52% to 47%. We expect sales and marketing expense as a percentage of revenue to decrease in the long term.
Research and development expenses increased primarily due to a $0.8 million increase in employee-related costs. Capitalized software decreased by $0.4 million, which increases expense. Our research and development costs increased as a percentage of revenue from 26% to 28%. We expect research and development as a percentage of revenue to increase slightly in the near term and remain consistent in the long term.
General and administrative expenses increased primarily due to a $2.5 million increase in employee-related costs, driven by stock-based compensation. Additionally, professional and legal fees increased by $2.5 million, primarily due to a $2.4 million insurance reimbursement for legal fees that was realized during the three months ended July 31, 2023. Our general and administrative expenses increased as a percentage of revenue from 11% to 17%.
Other Expense, Net

	Three Months Ended July 31,
	2023	2024	$ Change	% Change
		(in thousands)
Other expense, net	$(5,124)	$(4,752)	$372	7%
Other expense, net decreased primarily due to a $0.4 million decrease in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency. We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Three Months Ended July 31,
	2023	2024	$ Change	% Change
		(in thousands)
Provision for income taxes	$341	$251	$(90)	(26)%
Income taxes decreased primarily due to decreased state tax expense during the three months ended July 31, 2024. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.

Discussion of the Six Months Ended July 31, 2023 and 2024
Revenue

	Six Months Ended July 31,
	2023	2024	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$142,301	$143,031	$730	1%
Professional services and other	16,829	15,479	(1,350)	(8)
Total revenue	$159,130	$158,510	$(620)	—
Percentage of revenue:
Subscription	89%	90%
Professional services and other	11	10
Total	100%	100%
The increase in subscription revenue was primarily due to a $3.0 million increase from new customers, partially offset by a $2.3 million net decrease from existing customers. Our total customer count remained relatively flat from July 31, 2023 to July 31, 2024. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to a lower volume of billable hours delivered during the six months ended July 31, 2024.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2023	2024	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$22,065	$26,076	$4,011	18%
Professional services and other	15,594	14,762	(832)	(5)
Total cost of revenue	$37,659	$40,838	$3,179	8
Gross profit	$121,471	$117,672	$(3,799)	(3)
Gross margin:
Subscription	84%	82%
Professional services and other	7	5
Total gross margin	76	74
The increase in cost of subscription revenue was due in part to a $2.4 million increase in expense related to third-party web hosting services. Amortization related to capitalized software development costs increased by $1.2 million.
Cost of professional services and other revenue decreased primarily due to a $1.0 million decrease in employee-related costs.
Subscription gross margin decreased primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. Professional services and other gross margin declined primarily due to a lower volume of billable hours delivered during the six months ended July 31, 2024.

Operating Expenses

	Six Months Ended July 31,
	2023	2024	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$84,202	$78,846	$(5,356)	(6)%
Research and development	44,202	44,688	486	1
General and administrative	23,379	30,075	6,696	29
Total operating expenses	$151,783	$153,609	$1,826	1
Percentage of revenue:
Sales and marketing	53%	50%
Research and development	28	28
General and administrative	14	19
Sales and marketing expenses decreased primarily due to a $6.6 million decrease in employee-related costs, driven by lower headcount.
Research and development expenses increased primarily due to a $0.9 million increase in employee-related costs and a $0.6 million decrease in capitalized software, which increases expense. These were partially offset by a $1.1 million decrease in contract labor.
General and administrative expenses increased primarily due to a $7.1 million increase in professional and legal fees. This was primarily due to a $2.4 million insurance reimbursement for legal fees that was realized during the six months ended July 31, 2023 plus increased costs related to the amendment to the credit facility that occurred during the six months ended July 31, 2024.
Other Expense, Net

	Six Months Ended July 31,
	2023	2024	$ Change	% Change

	(in thousands)
Other expense, net	$(9,619)	$(9,183)	$436	5%
Other expense, net decreased primarily due to a $0.6 million decrease in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency.
Income Taxes

	Six Months Ended July 31,
	2023	2024	$ Change	% Change

	(in thousands)
Provision for income taxes	$540	$377	$(163)	(30)%
Income taxes decreased due to certain tax filings and decreased state tax expense during the six months ended July 31, 2024.
Liquidity and Capital Resources
As of July 31, 2024, we had $55.7 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $100 million credit facility, all of which had been drawn as of July 31, 2024.

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
Credit Facility
The credit facility permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2024. The credit facility is secured by substantially all of our assets.
In February 2024, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain modifications to the financial covenants. In conjunction with this amendment, we issued 189,036 fully-vested warrants to purchase Class B common stock.
As of July 31, 2024, the term loan maturity date was April 1, 2026 and the term loan had a closing fee of $7.0 million. Additionally, we entered into an amendment in August 2020 that included an amendment fee of $5.0 million, which accrues interest at a rate of 9.5% per year and is due upon maturity. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of July 31, 2024, accrued at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. As of July 31, 2024, Adjusted Term SOFR is defined as the greater of (a) 0.0% and (b) Term SOFR plus 0.26161%. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2024, the interest rate was approximately 11.1%, and in addition to the 11.1% interest rate, a fixed rate equal to 2.5% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
In August 2024, we entered into an amendment to the credit facility (the “Second Amendment”), which among other things, refinanced certain credit extensions. Pursuant to the Second Amendment, the term loan maturity date was extended to August 19, 2028. Following the Second Amendment, interest that accrues on the outstanding principal of the term loan is due monthly and is based on a floating rate equal to three-month term SOFR (with a floor of 2.5%) plus 3.0% per year. As of the date of the Second Amendment, the interest rate was 8.1%, and in addition to the 8.1% interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. In conjunction with this Second Amendment, we issued 1,022,918 fully-vested warrants to purchase Class B common stock. We also paid and subsequently refinanced the $7.0 million closing fee related to the credit facility that came due, resulting in no net impact to our cash balance.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue financial covenant, tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA (as defined by the credit facility) covenant, which is tested quarterly, and adhere to a $15.0 million monthly minimum liquidity covenant. Pursuant to the Second Amendment, covenant levels for such minimum annualized recurring revenue financial covenant and such minimum consolidated EBITDA covenant were revised, and the minimum liquidity covenant was modified to a $25.0 million monthly minimum liquidity covenant. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2024 and July 31, 2024.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2023	2024

	(in thousands)
Net cash provided by (used in) operating activities	$1,463	$(4,270)
Net cash used in investing activities	(6,526)	(4,730)
Net cash provided by financing activities	2,035	3,695
Operating Activities
Our operating activities have consisted primarily of payments received from our customers, cash we invest in our personnel, timing and amounts we use to fund marketing programs and events to expand our customer base, and the costs to provide our cloud-based platform and related outsourced professional services to our customers.
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
Net cash used in operating activities during the six months ended July 31, 2024 consisted of cash outflows of $160.6 million exceeding the $156.3 million collected from customers. Significant components of cash outflows included $89.9 million for personnel costs and $32.5 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, which included capitalized development costs related to internal-use software.
Net cash used in investing activities during the six months ended July 31, 2023 consisted primarily of $4.4 million of capitalized development costs related to internal-use software and $2.1 million of purchased property and equipment.

Net cash used in investing activities during the six months ended July 31, 2024 consisted primarily of $3.5 million of capitalized development costs related to internal-use software and $1.2 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted primarily of proceeds received from our employee stock purchase plan and to a lesser extent, stock option exercises, net change in short-term payable financing, and outflows used to repurchase shares for tax withholdings on vesting of restricted stock.
Net cash provided by financing activities for the six months ended July 31, 2023 consisted primarily of $2.0 million of proceeds from shares issued in connection with our employee stock purchase plan.
Net cash provided by financing activities for the six months ended July 31, 2024 consisted primarily of $2.8 million of proceeds from short-term payable financing, $1.1 million of proceeds from shares issued in connection with our employee stock purchase plan, offset by $0.2 million used to repurchase shares for tax withholdings on vesting of restricted stock.
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
Interest Rate Risk
As of July 31, 2024, we had $55.7 million of cash, cash equivalents, and restricted cash, which were held for working capital purposes, of which $3.7 million was restricted cash. This letter of credit was subsequently released in August 2024. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $100 million in term loan borrowings, all of which had been drawn as of July 31, 2024. The term loan matures on April 1, 2026. A portion of the interest that accrues on outstanding principal of the term loan is payable in cash on a monthly basis, which portion accrues at a floating rate equal to the greater of (1) 7.0% and (2) Adjusted Term SOFR plus 5.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. As of July 31, 2024, the interest rate was approximately 11.1%. In addition to the 11.1% interest rate, a fixed rate equal to 2.5% per year accrues on the outstanding principal of the term loan and is added to the principal amount of the outstanding term loan on a monthly basis.
In August 2024, we entered into the Second Amendment, which among other things, refinanced certain credit extensions. Pursuant to the Second Amendment, the term loan maturity date was extended to August 19, 2028. Following the Second Amendment, interest that accrues on the outstanding principal of the term loan is due monthly and is based on a floating rate equal to three-month term SOFR (with a floor of 2.5%) plus 3.0% per year. As of the date of the Second Amendment, the interest rate was 8.1%, and in addition to the 8.1% interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. In conjunction with this Second Amendment, we issued 1,022,918 fully-vested warrants to purchase Class B common stock. We also paid and subsequently refinanced the $7.0 million closing fee related to the credit facility that came due, resulting in no net impact to our cash balance.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2024, we had total debt outstanding with a carrying amount of $115.2 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after July 31, 2024 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $40.5 million and $45.5 million for the six months ended July 31, 2023 and 2024, respectively, and had an accumulated deficit of $1,451.1 million at July 31, 2024. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,451.1 million as of July 31, 2024. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $1.5 million and cash used in operating activities of $4.3 million for the six months ended July 31, 2023 and 2024, respectively. As of July 31, 2024, we had $55.7 million of cash, cash equivalents, and restricted cash which were held for working capital purposes, of which $3.7 million was restricted cash. Additionally, no amounts were available to draw under our credit facility.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, (the Code), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset its future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. We have historically contracted third parties to perform a Section 382 analysis to evaluate limitations on our NOLs due to ownership changes, with the most recent analysis being through January 31, 2023. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state tax purposes. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state NOL carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOL carryforwards, even if we attain profitability.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 79% and 80% of our total revenue for the six months ended July 31, 2023 and 2024, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•political instability, terrorist activities or military conflicts (including Russia’s invasion of Ukraine and hostilities between Israel and Hamas);
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, and became effective January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that has or will become effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and information security, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, Brazil, India, and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation (GDPR) became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for noncompliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other laws and regulations governing privacy, data protection, and information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged noncompliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

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

We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF), which would permit transfers of personal data from the E.U. to the U.S., by participating entities. The European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. We have self-certified to the DPF, the Swiss-U.S. Data Privacy Framework, and the UK Extension to the DPF. The DPF has faced legal challenge, and each of these frameworks may be subject to legal challenge in the future. Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and information security, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais (LGPD) entered into effect in 2020, authorizing a private right of action for violations. Penalties include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million Brazilian reais. The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with similar rights as the GDPR regarding their data. Additionally, the Personal Information Protection Law (PIPL) of the People’s Republic of China (PRC) was adopted and went into effect in 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2024, we had 100 issued U.S. patents covering our technology and four patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Although we generally enter into confidentiality and invention assignment agreements with our employees and consultants that have access to material confidential information and enter into confidentiality agreements with our customers and the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our platform and propriety information or prevent reverse engineering. Further, these agreements may not prevent competitors from independently developing technologies that are substantially equivalent or superior to our platform, and we may be unable to prevent this competition. In addition, from time to time, we have engaged consultants and developers located outside of the United States to assist with the development of our technology and intellectual property. Each jurisdiction has different rules regarding the language and procedures required to effectively assign to us certain intellectual property rights, and we may not have effectively implemented such language and procedures in each jurisdiction on every occasion, which may also limit our ability to perfect and protect our technology and intellectual property rights.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of July 31, 2024, beneficially controlled approximately 80% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class B common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class B common stock less attractive to other investors. As a result, the market price of our Class B common stock could be adversely affected.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws.	8-K	001-38553	3.1	May 8, 2023
4.1	Form of Warrant to Purchase Stock, dated as of August 19, 2024.					X
10.1
Second Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated as of August 19, 2024, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders that are parties thereto from time to time (collectively, the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders, and Wilmington Trust, National Association, as administrative agent for the Lenders
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

DOMO, INC.

Date: September 5, 2024	By:	/s/ David Jolley
David Jolley
Chief Financial Officer
(Principal Financial and Accounting Officer)