Form 10-Q
period 2024-10-31
DOMO, INC.
filed 2024-12-10
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 2, 2024 there were approximately 3,263,659 shares of the registrant's Class A common stock and 35,843,916 shares of the registrant's Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2024	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$60,939	$40,925
Accounts receivable, net of allowances of $3,711 and $3,206 as of January 31, 2024 and October 31, 2024, respectively	67,197	57,177
Contract acquisition costs, net	16,006	15,288
Prepaid expenses and other current assets	9,602	7,083
Total current assets	153,744	120,473
Property and equipment, net	27,003	27,937
Right-of-use assets	11,746	10,108
Contract acquisition costs, noncurrent, net	19,542	17,420
Intangible assets, net	2,740	2,267
Goodwill	9,478	9,478
Other assets	1,407	2,528
Total assets	$225,660	$190,211
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,313	$8,403
Accrued expenses and other current liabilities	43,430	58,392
Lease liabilities	4,807	5,506
Deferred revenue	185,250	153,919
Total current liabilities	237,800	226,220
Lease liabilities, noncurrent	11,135	8,125
Deferred revenue, noncurrent	2,736	3,311
Other liabilities, noncurrent	14,001	8,151
Long-term debt	113,534	115,574
Total liabilities	379,206	361,381
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2024 and October 31, 2024; no shares issued and outstanding as of January 31, 2024 and October 31, 2024	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2024 and October 31, 2024; 3,264 shares issued and outstanding as of January 31, 2024 and October 31, 2024	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2024 and October 31, 2024; 33,656 and 35,842 shares issued and outstanding as of January 31, 2024 and October 31, 2024, respectively	34	36
Additional paid-in capital	1,252,200	1,298,596
Accumulated other comprehensive loss	(180)	56
Accumulated deficit	(1,405,603)	(1,469,861)
Total stockholders' deficit	(153,546)	(171,170)
Total liabilities and stockholders' deficit	$225,660	$190,211
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Revenue:
Subscription	$71,293	$71,113	$213,594	$214,144
Professional services and other	8,382	8,651	25,211	24,130
Total revenue	79,675	79,764	238,805	238,274
Cost of revenue:
Subscription	11,523	13,334	33,588	39,410
Professional services and other	7,253	6,627	22,847	21,389
Total cost of revenue	18,776	19,961	56,435	60,799
Gross profit	60,899	59,803	182,370	177,475
Operating expenses:
Sales and marketing	40,262	37,194	124,464	116,040
Research and development	19,729	21,264	63,931	65,952
General and administrative	12,130	12,429	35,509	42,504
Total operating expenses	72,121	70,887	223,904	224,496
Loss from operations	(11,222)	(11,084)	(41,534)	(47,021)
Other expense, net:
Loss on extinguishment of debt	—	(1,850)	—	(1,850)
Other expense, net	(4,930)	(5,622)	(14,549)	(14,805)
Total other expense, net	(4,930)	(7,472)	(14,549)	(16,655)
Loss before income taxes	(16,152)	(18,556)	(56,083)	(63,676)
Provision for income taxes	261	205	801	582
Net loss	$(16,413)	$(18,761)	$(56,884)	$(64,258)
Net loss per share, basic and diluted	$(0.45)	$(0.48)	$(1.59)	$(1.68)
Weighted-average number of shares used in computing net loss per share, basic and diluted	36,310	38,832	35,812	38,243
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Net loss	$(16,413)	$(18,761)	$(56,884)	$(64,258)
Foreign currency translation adjustments	(808)	136	(462)	236
Comprehensive loss	$(17,221)	$(18,625)	$(57,346)	$(64,022)
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

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	1,111,795	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	143,206	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	—	—	15,196	—	—	15,196
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(26,007)	(26,007)
Balance as of April 30, 2024	3,263,659	$3	34,910,757	$35	$1,268,517	$(426)	$(1,431,610)	$(163,481)
Vesting of restricted stock units	—	—	486,654	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(30,204)	—	(208)	—	—	(208)
Stock-based compensation expense	—	—	—	—	16,472	—	—	16,472
Other comprehensive income	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	(19,490)	(19,490)
Balance as of July 31, 2024	3,263,659	$3	35,367,207	$35	$1,284,781	$(80)	$(1,451,100)	$(166,361)
Vesting of restricted stock units	—	—	386,507	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(42,119)	—	(296)	—	—	(296)
Issuance of common stock under employee stock purchase plan	—	—	130,134	—	789	—	—	789
Stock-based compensation expense	—	—	—	—	13,322	—	—	13,322
Other comprehensive income	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	(18,761)	(18,761)
Balance as of October 31, 2024	3,263,659	$3	35,841,729	$36	$1,298,596	$56	$(1,469,861)	$(171,170)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2024
Cash flows from operating activities
Net loss	$(56,884)	$(64,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,738	7,117
Non-cash lease expense	3,235	3,320
Amortization of contract acquisition costs	13,354	13,181
Stock-based compensation expense	47,901	43,776
Loss on extinguishment of debt	—	1,850
Remeasurement of warrant liability	—	33
Other, net	3,643	4,334
Change in operating assets and liabilities:
Accounts receivable, net	23,750	10,020
Contract acquisition costs	(10,921)	(10,328)
Prepaid expenses and other	(173)	1,819
Accounts payable	(966)	(152)
Operating lease liabilities	(4,054)	(4,000)
Accrued expenses and other liabilities	(3,361)	6,073
Deferred revenue	(23,124)	(30,756)
Net cash used in operating activities	(2,862)	(17,971)
Cash flows from investing activities
Purchases of property and equipment	(9,214)	(7,245)
Purchases of intangible assets	(26)	—
Net cash used in investing activities	(9,240)	(7,245)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	—	(402)
Proceeds from shares issued in connection with employee stock purchase plan	3,406	1,910
Shares repurchased for tax withholdings on vesting of restricted stock	—	(504)
Debt proceeds, net of issuance costs	—	52,758
Repayment of debt and related fees	—	(53,177)
Proceeds from short-term payable financing	—	8,972
Payments on short-term payable financing	—	(4,536)
Proceeds from exercise of stock options	65	—
Net cash provided by financing activities	3,471	5,021
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(482)	181
Net decrease in cash, cash equivalents, and restricted cash	(9,113)	(20,014)
Cash, cash equivalents, and restricted cash at beginning of period	66,500	60,939
Cash, cash equivalents, and restricted cash at end of period	$57,387	$40,925
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$407	$1,152
Cash paid for interest	$9,303	$9,495

Domo, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$351	$1,647
Purchases of property and equipment included in accounts payable and lease liabilities	$673	$—
Stock-based compensation capitalized as internal-use software	$1,866	$1,931
Debt issuance costs in accounts payable and accrued liabilities	$—	$206
Deferred offering costs for registration statement in accounts payable and accrued liabilities	$—	$765
Issuance of warrants in connection with credit facility	$—	$11,058
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2024, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and nine months ended October 31, 2023 and 2024 and condensed consolidated statements of cash flows for the nine months ended October 31, 2023 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2024, its results of operations for the three and nine months ended October 31, 2023 and 2024 and condensed consolidated statements of cash flows for the nine months ended October 31, 2023 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2025 or for any other future year or interim period.
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2024 and October 31, 2024. Restricted cash related to a letter of credit established in conjunction with an amendment to an existing lease agreement. The letter of credit was canceled during the three months ended October 31, 2024.
On September 6, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor). Pursuant to the Sales Agreement, the Company may sell, from time to time up to an aggregate of $150.0 million of our Class B common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. The Company will pay Cantor a commission equal to 3.0% of the gross proceeds from the sale of shares of its Class B common stock under the Sales Agreement. The $150.0 million of Class B common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by the Company under its registration statement on Form S-3 that was effective on September 20, 2024. No shares have been sold pursuant to the Sales Agreement to date.
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
Amortization expense related to contract acquisition costs was $4.4 million and $4.5 million for the three months ended October 31, 2023 and 2024, respectively, and $13.4 million and $13.2 million for the nine months ended October 31, 2023 and 2024, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.9 million and $2.2 million for the three months ended October 31, 2023 and 2024, respectively, and $9.2 million and $6.9 million for the nine months ended October 31, 2023 and 2024, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 28% and 36% of total cash, cash equivalents, and restricted cash as of January 31, 2024 and October 31, 2024, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2023 and 2024 or more than 10% of accounts receivable as of January 31, 2024 and October 31, 2024.
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
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2024 and October 31, 2024 were as follows (in thousands):

	January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,297	$—	$—	$45,297
Cash equivalents:
Money market funds	11,942	—	—	11,942
Restricted cash(1)	3,700	—	—	3,700
Total cash, cash equivalents, and restricted cash	$60,939	$—	$—	$60,939

	October 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$27,724	$—	$—	$27,724
Cash equivalents:
Money market funds	13,201	—	—	13,201
Total cash, cash equivalents, and restricted cash	$40,925	$—	$—	$40,925
(1)Related to a letter of credit that was outstanding as of January 31, 2024. See Footnote 12 "Commitments and Contingencies" for further details regarding this letter of credit.

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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2024 and October 31, 2024 by level within the fair value hierarchy (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,942	$—	$—	$11,942
Total cash equivalents	$11,942	$—	$—	$11,942

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,201	$—	$—	$13,201
Total cash equivalents	$13,201	$—	$—	$13,201
Financial liability:
Warrants	$—	$—	$11,091	$11,091
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2024	$—
Issuance of Class B common stock warrants	11,058
Change in fair value of Class B common stock warrants	33
Balance as of October 31, 2024	$11,091

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended October 31,
2024
Expected stock price volatility	70% - 79%
Expected term	3.3 - 4.0 years
Risk-free interest rate	3.81% - 4.80%
Expected dividend yield	—
During the three and nine months ended October 31, 2023 and 2024, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2024	2024
Capitalized internal-use software development costs	$55,018	$62,628
Computer equipment and software	1,997	2,045
Leasehold improvements	3,949	4,376
Furniture, vehicles and office equipment	1,158	1,745
	62,122	70,794
Less accumulated depreciation and amortization	(35,119)	(42,857)
	$27,003	$27,937

Depreciation and amortization expense related to property and equipment was $1.6 million and $2.0 million for the three months ended October 31, 2023 and 2024, respectively, and $4.7 million and $6.6 million for the nine months ended October 31, 2023 and 2024, respectively.

The Company capitalized $3.1 million and $3.1 million in software development costs during the three months ended October 31, 2023 and 2024, respectively, and $8.5 million and $7.8 million during the nine months ended October 31, 2023 and 2024, respectively. Amortization of capitalized software development costs was $1.2 million and $1.6 million for the three months ended October 31, 2023 and 2024, respectively, and $3.8 million and $5.4 million for the nine months ended October 31, 2023 and 2024, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2024	2024
Intellectual property excluding patents	$2,484	$2,437
Patents	950	950
	3,434	3,387
Less accumulated amortization	(694)	(1,120)
	$2,740	$2,267

Amortization expense related to intangible assets was $20,000 and $0.1 million for the three months ended October 31, 2023 and 2024, respectively, and $60,000 and $0.4 million for the nine months ended October 31, 2023 and 2024. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 2.6 years. Intellectual property excluding patents is being amortized over a remaining useful life of 4.3 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2024	2024
Accrued expenses	$16,284	$17,335
Warrant liability	—	11,091
Accrued bonus	8,057	7,135
Accrued commissions	4,677	5,877
Short-term payable financing liability	—	4,435
Accrued payroll and benefits	4,541	3,570
Accrued payroll taxes	2,475	3,245
Employee stock purchase plan liability	1,826	1,685
Sales and other taxes payable	1,339	1,173
Other accrued liabilities	4,231	2,846
	$43,430	$58,392
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Operating lease expense	$1,503	$1,537	$4,630	$4,526
Short-term lease expense	444	307	1,139	846
Total lease expense	$1,947	$1,844	$5,769	$5,372

Lease term and discount rate information are summarized as follows:

As of October 31, 2024
Weighted average remaining lease term (years)	2.4
Weighted average discount rate	10.7%
Maturities of lease liabilities as of October 31, 2024 were as follows (in thousands):

Year Ending January 31:
2025	$1,772
2026	6,046
2027	5,530
2028	1,835
Total lease payments	15,183
Less imputed interest	(1,552)
Present value of lease liabilities	$13,631

Cash paid for operating leases was $1.8 million and $1.8 million during the three months ended October 31, 2023 and 2024, respectively, and $5.3 million and $5.1 million during the nine months ended October 31, 2023 and 2024, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $3.4 million as of October 31, 2024. Sublease income was $0.4 million and $0.1 million during the three months ended October 31, 2023 and 2024, respectively. Sublease income was $1.3 million and $0.6 million during the nine months ended October 31, 2023 and 2024, respectively.
In September 2024, the Company entered into an agreement to lease office space from a current landlord to replace existing office space. The lease term commences in June 2025 and runs for a period of approximately three years, with rent payments over the term of lease totaling approximately $5.8 million.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2024 were as follows (in thousands):

Balance as of January 31, 2024	$187,986
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(166,020)
Increase due to billings excluding amounts recognized as revenue during the period	135,264
Balance as of October 31, 2024	$157,230
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2024, approximately $354.1 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $208.2 million of this amount during the twelve months following October 31, 2024, with the balance recognized thereafter. As of October 31, 2024, approximately $14.1 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $12.4 million of which is expected to be recognized during the twelve months following October 31, 2024, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
United States	$63,358	$63,343	$189,326	$189,715
International	16,317	16,421	49,479	48,559
Total	$79,675	$79,764	$238,805	$238,274
Percentage of revenue by geographic area:
United States	80%	79%	79%	80%
International	20	21	21	20

Other than the United States, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2023 and 2024. As of October 31, 2024, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to approximately $123.0 million in term loan borrowings, all of which had been drawn as of October 31, 2024. The credit facility is secured by substantially all of the Company's assets.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

In February 2024, the Company entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain modifications to the financial covenants. In conjunction with this amendment, the Company issued 189,036 fully-vested warrants to purchase shares of its Class B common stock. These warrants have an exercise price of $0.01 per share and expire on February 17, 2028.
In August 2024, the Company entered into an amendment to the credit facility which refinanced the existing term loans, extended the maturity date from April 1, 2026 to August 19, 2028, revised interest amounts payable in cash and payable in kind, and made certain modifications to the financial covenants. Furthermore, certain lenders participating in the credit facility were paid in full for their portion of the principal, PIK interest, and amendment fee and were replaced by new lenders who refinanced those amounts. The Company paid and subsequently refinanced the $7.0 million closing fee associated with the credit facility, resulting in no net impact to its cash balance. Additionally, the $5.0 million amendment fee from the August 2020 amendment plus $2.3 million of accrued PIK interest, totaling $7.3 million, was refinanced as the Second PIK Amendment Fee per the August 2024 amendment. The Second PIK Amendment Fee accrues interest at a rate of 9.5% per year and is due upon maturity, along with the related capitalized interest. Also in conjunction with this amendment, the Company issued 1,022,918 fully-vested warrants to purchase shares of its Class B common stock. These warrants have an exercise price of $0.01 per share and expire on August 19, 2028.
As a result of the August 2024 amendment, the Company recognized a $1.9 million loss on extinguishment, which is recorded in total other expense, net in the Company's condensed consolidated statements of operations.
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of October 31, 2024, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of October 31, 2024, the cash interest rate was approximately 8.1%. In addition to the 8.1% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended October 31, 2023 and 2024, $0.8 million and $1.4 million of interest was capitalized, respectively, and $2.2 million and $2.9 million of interest was capitalized during the nine months ended October 31, 2023 and 2024, respectively.
The credit facility also requires payment upon maturity of the $7.3 million Second PIK amendment fee, plus capitalized interest, as mentioned above per the August 2024 amendment. The amendment fee accrues interest at a rate of 9.5% per year. Due to the long-term nature of the Second PIK Amendment Fee, it was recorded at present value as an increase to other liabilities, noncurrent and an increase to debt issuance costs. The liability will be accreted to its full value over the term of the loan, with such accretion recorded as interest expense in other expense, net in the condensed consolidated statements of operations. Debt issuance costs are presented as an offset to the outstanding principal balance of the term loan on the condensed consolidated balance sheets and are being amortized as interest expense in other expense, net in the condensed consolidated statements of operations over the term of the loan using the effective interest rate method.
Warrants issued in connection with the credit facility were recorded as an increase to other accrued liabilities with a corresponding increase to debt issuance costs, which is included in long-term debt on the Company's condensed consolidated balance sheets. Related interest expense is recognized in other expense, net in the condensed consolidated statements of operations using the effective interest method. See Note 13 "Stockholders' Deficit" for further details and outstanding balances regarding Class B common stock warrants.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2024	2024
Principal	$116,336	$126,613
Less: unamortized debt issuance costs	(2,802)	(11,039)
Net carrying amount	$113,534	$115,574
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue financial covenant, tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA (as defined by the credit facility) covenant, which is tested quarterly, and adhere to a monthly minimum liquidity covenant that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2024 and October 31, 2024.

The Company incurred interest expense of $4.9 million and $5.3 million for the three months ended October 31, 2023 and 2024, respectively, and $14.2 million and $14.9 million for the nine months ended October 31, 2023 and 2024, respectively.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the landlord's contribution. No draws were made on the letter of credit and the letter of credit was canceled during the three months ended October 31, 2024. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of January 31, 2024.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. There have been no material changes in these commitments as disclosed in the Annual Report on Form 10-K.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2024 and October 31, 2024, no shares of preferred stock were issued and outstanding.
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
At January 31, 2024 and October 31, 2024, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2024 and October 31, 2024, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2024 and October 31, 2024, there were 33,655,756 and 35,841,729 shares of Class B common stock issued and outstanding, respectively.
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2024, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2024, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.

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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2024, the number of shares available for grant under the 2018 Plan was increased by 1,845,970 shares. As of October 31, 2024, there were 2,954,248 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Cost of revenue:
Subscription	$670	$784	$1,958	$2,389
Professional services and other	359	295	1,311	942
Sales and marketing	6,364	4,754	19,260	15,238
Research and development	4,621	4,038	14,214	12,529
General and administrative	4,174	3,080	10,642	12,075
Other expense, net	181	210	516	603
Total	$16,369	$13,161	$47,901	$43,776
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three and nine months ended October 31, 2023 and the three and nine months ended October 31, 2024.
The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2024:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	793,314	$26.52	1.0	$—
Expired	(716,516)	25.57
Outstanding as of October 31, 2024	76,798	$35.37	1.8	$—
No options were exercised during the three and nine months ended October 31, 2024.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
As of October 31, 2024, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2024	4,726,290	$25.61
Granted	3,272,104	7.91
Vested	(1,984,956)	26.74
Canceled	(475,355)	30.84
Outstanding as of October 31, 2024	5,538,083	$15.18

As of October 31, 2024, there was $77.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the nine months ended October 31, 2024, the number of shares available under the ESPP was increased by 553,791 shares. As of October 31, 2024, there were 471,002 shares available under the ESPP.
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
As of October 31, 2024, a total of approximately 303,206 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2025. As of October 31, 2024,

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
total unrecognized stock-based compensation related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 0.7 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.3 million and $0.2 million for the three months ended October 31, 2023 and 2024, respectively, and $0.8 million and $0.6 million for the nine months ended October 31, 2023 and 2024, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,
	2023		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,475)	$(14,938)	$(1,577)	$(17,184)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	33,046	3,264	35,568
Net loss per share, basic and diluted	$(0.45)	$(0.45)	$(0.48)	$(0.48)

	Nine Months Ended October 31,
	2023		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(5,185)	$(51,699)	$(5,484)	$(58,774)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	32,548	3,264	34,979
Net loss per share, basic and diluted	$(1.59)	$(1.59)	$(1.68)	$(1.68)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Options to purchase common stock	1	—	3	—
Restricted stock units	257	49	475	87
Employee stock purchase program	73	—	—	—
Common stock warrants	—	1,010	—	454
	331	1,059	478	541

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
Our consumption-based service offering continues to expand. Customers of our consumption-based service have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure. Whether it is a consumption-based agreement or an enterprise-wide subscription-based agreement (ELAs) with unlimited users and a data cap, we believe this could increase customer adoption and allow us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe these have potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. As of the end of our most recent fiscal quarter, more than 55% of our annual recurring revenue (ARR) is on consumption-based agreements or ELAs, and we expect this percentage to increase in future periods. However, we have limited experience with consumption-based agreements and changes in our pricing and subscription models subject us to a number of uncertainties.
As of October 31, 2024, 65% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 66% of customers as of January 31, 2024. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue. We typically invoice our customers annually in advance for subscriptions to our platform.
Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2023 and 2024, total RPO was $367.2 million and $368.2 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $230.8 million and $220.6 million as of October 31, 2023 and 2024, respectively.
We had total revenue of $79.7 million and $79.8 million for the three months ended October 31, 2023 and 2024, respectively. For the nine months ended October 31, 2023 and 2024, we had total revenue of $238.8 million and $238.3 million, respectively. For the nine months ended October 31, 2023 and 2024, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 80% and 79% or our total revenue for the three months ended October 31, 2023 and 2024, respectively.
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
We have incurred significant net losses since our inception, including net losses of $16.4 million and $18.8 million for the three months ended October 31, 2023 and 2024, respectively, and had an accumulated deficit of $1,469.9 million at October 31, 2024. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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
As of October 31, 2024, we had over 2,600 customers. Enterprise customers accounted for 49% and 45% of our revenue for both the three and nine months ended October 31, 2023 and 2024, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 87% and 84% as of October 31, 2023 and 2024, respectively.
Our gross retention declined in part due to macroeconomic conditions, challenging renewals from customers with COVID-19 use cases of our platform, and one large non-renewal in April 2024. As we continue to expand our partner ecosystem and develop methods to encourage wider and more strategic adoptions, we expect that customer retention will increase over the long term. Our ability to successfully upsell and the impact of cancellations may vary from period to period. The extent of this variability depends on a number of factors including the size and timing of upsells and cancellations relative to the initial subscriptions.
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
Sales and marketing expense as a percentage of total revenue was 51% for the three months ended October 31, 2023 compared to 47% for the three months ended October 31, 2024.
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
Research and development expense as a percentage of total revenue was 25% for the three months ended October 31, 2023 compared to 27% for the three months ended October 31, 2024.
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
The following table sets forth our billings for the three and nine months ended October 31, 2023 and 2024:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Billings (in thousands)	$74,819	$73,396	$215,681	$207,518

Components of Results of Operations
Revenue
We derive our revenue primarily from subscription revenue, which consists of subscription-based agreements and consumption-based agreements for our cloud-based platform. We also sell professional services.
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
Other Expense, Net
Other expense, net consists of loss on extinguishment of debt and other expense, net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the condensed consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024

Revenue:	(in thousands)
Subscription	$71,293	$71,113	$213,594	$214,144
Professional services and other	8,382	8,651	25,211	24,130
Total revenue	79,675	79,764	238,805	238,274
Cost of revenue:
Subscription(1)	11,523	13,334	33,588	39,410
Professional services and other(1)	7,253	6,627	22,847	21,389
Total cost of revenue	18,776	19,961	56,435	60,799
Gross profit	60,899	59,803	182,370	177,475
Operating expenses:
Sales and marketing(1)(3)	40,262	37,194	124,464	116,040
Research and development(1)	19,729	21,264	63,931	65,952
General and administrative(1)(2)(3)	12,130	12,429	35,509	42,504
Total operating expenses	72,121	70,887	223,904	224,496
Loss from operations	(11,222)	(11,084)	(41,534)	(47,021)
Other expense, net:
Loss on extinguishment of debt	—	(1,850)	—	(1,850)
Other expense, net(1), (4)	(4,930)	(5,622)	(14,549)	(14,805)
Total other expense, net	(4,930)	(7,472)	(14,549)	(16,655)
Loss before income taxes	(16,152)	(18,556)	(56,083)	(63,676)
Provision for income taxes	261	205	801	582
Net loss	$(16,413)	$(18,761)	$(56,884)	$(64,258)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024

Cost of revenue:		(in thousands)
Subscription	$670	$784	$1,958	$2,389
Professional services and other	359	295	1,311	942
Sales and marketing	6,364	4,754	19,260	15,238
Research and development	4,621	4,038	14,214	12,529
General and administrative	4,174	3,080	10,642	12,075
Other expense, net	181	210	516	603
Total	$16,369	$13,161	$47,901	$43,776
(2)Includes amortization of certain intangible assets of $20,000 and $142,000 for the three months ended October 31, 2023 and 2024, respectively, and $60,000 and $426,000 for the nine months ended October 31, 2023 and 2024, respectively.

(3)Includes executive officer severance as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024

	(in thousands)
Sales and marketing	$—	$—	$443	$—
General and administrative	—	—	1,553	—
Total executive officer severance	$—	$—	$1,996	$—
(4)Includes remeasurement of warrant liability of $456,000 and $33,000 for the three and nine months ended October 31, 2024, respectively. There was no remeasurement of warrant liability during the three and nine months ended October 31, 2023.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Revenue:
Subscription	89%	89%	89%	90%
Professional services and other	11	11	11	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	17	14	17
Professional services and other	10	8	10	9
Total cost of revenue	24	25	24	26
Gross margin	76	75	76	74
Operating expenses:
Sales and marketing	51	47	52	49
Research and development	25	27	27	28
General and administrative	14	15	14	17
Total operating expenses	90	89	93	94
Loss from operations	(14)	(14)	(17)	(20)
Other expense:
Loss on extinguishment of debt	—	(2)	—	(1)
Other expense, net	(6)	(7)	(6)	(6)
Total other expense	(6)	(9)	(6)	(7)
Loss before income taxes	(20)	(23)	(23)	(27)
Provision for income taxes	—	—	—	—
Net loss	(20)%	(23)%	(23)%	(27)%

Discussion of the Three Months Ended October 31, 2023 and 2024
Revenue

	Three Months Ended October 31,
	2023	2024	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$71,293	$71,113	$(180)	—%
Professional services and other	8,382	8,651	269	3
Total revenue	$79,675	$79,764	$89	—
Percentage of revenue:
Subscription	89%	89%
Professional services and other	11	11
Total	100%	100%

Subscription revenue remained flat primarily due to a $4.4 million net decrease from existing customers, partially offset by a $4.2 million increase from new customers. Our total customer count remained relatively flat from October 31, 2023 to October 31, 2024. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. Professional services and other revenue remained relatively flat.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2023	2024	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$11,523	$13,334	$1,811	16%
Professional services and other	7,253	6,627	(626)	(9)
Total cost of revenue	$18,776	$19,961	$1,185	6
Gross profit	$60,899	$59,803	$(1,096)	(2)
Gross margin:
Subscription	84%	81%
Professional services and other	13	23
Total gross margin	76	75
The increase in subscription cost of revenue was primarily due to a $1.2 million increase in our third-party web hosting services and a $0.4 million increase in amortization related to capitalized software development costs.
The decrease in professional services and other cost of revenue was primarily due to a $1.0 million decrease in outsourced services, partially offset by a $0.3 increase in employee-related costs.
Subscription gross margin decreased primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. As we continue to shift more of our customer base to consumption-based pricing, we expect subscription gross margin to stabilize in the near term and increase in the long term.
Services gross margin improved primarily due to a decrease in outsourced services. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with differing margins.

Operating Expenses

	Three Months Ended October 31,
	2023	2024	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$40,262	$37,194	$(3,068)	(8)%
Research and development	19,729	21,264	1,535	8
General and administrative	12,130	12,429	299	2
Total operating expenses	$72,121	$70,887	$(1,234)	(2)
Percentage of revenue:
Sales and marketing	51%	47%
Research and development	25	27
General and administrative	14	15
Sales and marketing expenses decreased primarily due to a $3.3 million decrease in employee-related costs, driven by lower headcount. Our sales and marketing expense as a percentage of revenue decreased from 51% to 47%. We expect sales and marketing expense as a percentage of revenue to decrease in the long term.
Research and development expenses increased primarily due to a $2.1 million increase in employee-related costs, partially offset by a $0.5 million decrease in contract labor. Our research and development costs increased as a percentage of revenue from 25% to 27%. We expect research and development as a percentage of revenue to increase slightly in the near term and remain consistent in the long term.
General and administrative expenses increased primarily due to a $0.6 million increase in professional and legal fees, along with a $0.3 million increase in rent expense. These increases were partially offset by a $0.6 million decrease in employee-related costs. Our general and administrative expenses increased as a percentage of revenue from 14% to 15%. We expect general and administrative expense as a percentage of revenue to fluctuate from period to period.
Other Expense, Net

	Three Months Ended October 31,
	2023	2024	$ Change	% Change
		(in thousands)
Other expense, net:
Loss on extinguishment of debt	$—	$(1,850)	$(1,850)	(100)%
Other expense, net	(4,930)	(5,622)	(692)	(14)
Total other expense, net	$(4,930)	$(7,472)	$(2,542)	(52)
Loss on extinguishment of debt increased due to a $1.9 million loss on extinguishment as a result of the August 2024 amendment to the credit facility.
Other expense, net increased primarily due to a $0.5 million loss on warrant liability.
We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.

Income Taxes

	Three Months Ended October 31,
	2023	2024	$ Change	% Change
		(in thousands)
Provision for income taxes	$261	$205	$(56)	(21)%
Income taxes decreased primarily due to foreign withholding taxes and decreased state tax expense during the three months ended October 31, 2024. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.
Discussion of the Nine Months Ended October 31, 2023 and 2024
Revenue

	Nine Months Ended October 31,
	2023	2024	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$213,594	$214,144	$550	—%
Professional services and other	25,211	24,130	(1,081)	(4)
Total revenue	$238,805	$238,274	$(531)	—
Percentage of revenue:
Subscription	89%	90%
Professional services and other	11	10
Total	100%	100%
The increase in subscription revenue was primarily due to a $3.9 million increase from new customers, partially offset by a $3.3 million net decrease from existing customers. Our total customer count remained relatively flat from October 31, 2023 to October 31, 2024. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to a lower volume of billable hours delivered during the nine months ended October 31, 2024.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2023	2024	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$33,588	$39,410	$5,822	17%
Professional services and other	22,847	21,389	(1,458)	(6)
Total cost of revenue	$56,435	$60,799	$4,364	8
Gross profit	$182,370	$177,475	$(4,895)	(3)
Gross margin:
Subscription	84%	82%
Professional services and other	9	11
Total gross margin	76	74
The increase in cost of subscription revenue was due in part to a $3.5 million increase in expense related to third-party web hosting services. Amortization related to capitalized software development costs increased by $1.5 million and employee-related costs increased by $1.2 million.

Cost of professional services and other revenue decreased primarily due to a $0.8 million decrease in outsourced services and a $0.7 million decrease in employee-related costs.
Subscription gross margin decreased primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. Professional services and other gross margin improved primarily due to a decrease in outsourced services and employee-related costs.
Operating Expenses

	Nine Months Ended October 31,
	2023	2024	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$124,464	$116,040	$(8,424)	(7)%
Research and development	63,931	65,952	2,021	3
General and administrative	35,509	42,504	6,995	20
Total operating expenses	$223,904	$224,496	$592	—
Percentage of revenue:
Sales and marketing	52%	49%
Research and development	27	28
General and administrative	14	17
Sales and marketing expenses decreased primarily due to a $9.9 million decrease in employee-related costs, driven by lower headcount and lower stock-based compensation. This was partially offset by a $2.1 million increase in marketing expense.
Research and development expenses increased primarily due to a $2.7 million increase in employee-related costs and a $0.8 million decrease in capitalized software, which increases expense. These increases were partially offset by a $1.6 million decrease in contract labor.
General and administrative expenses increased primarily due to a $7.7 million increase in professional and legal fees. This was partially driven by a $2.4 million insurance reimbursement for legal fees that was realized during the nine months ended October 31, 2023 plus uncapitalized costs related to the amendment to the credit facility that occurred during the nine months ended October 31, 2024.
Other Expense, Net

	Nine Months Ended October 31,
	2023	2024	$ Change	% Change

	(in thousands)
Other expense, net:
Loss on extinguishment of debt	$—	$(1,850)	$(1,850)	(100)%
Other expense, net	(14,549)	(14,805)	(256)	(2)
Total other expense, net	$(14,549)	$(16,655)	$(2,106)	(14)
Loss on extinguishment of debt increased due to a $1.9 million loss on extinguishment as a result of the August 2024 amendment to the credit facility.
Other expense, net increased primarily due to an increase in interest expense, partially offset by a decrease in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency.

Income Taxes

	Nine Months Ended October 31,
	2023	2024	$ Change	% Change

	(in thousands)
Provision for income taxes	$801	$582	$(219)	(27)%
Income taxes decreased due to certain tax filings and decreased state tax expense during the nine months ended October 31, 2024.
Liquidity and Capital Resources
As of October 31, 2024, we had $40.9 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $123.0 million credit facility, all of which had been drawn as of October 31, 2024.
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
On September 6, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor). Pursuant to the Sales Agreement, we may sell, from time to time up to an aggregate of $150.0 million of our Class B common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. We will pay Cantor a commission equal to 3.0% of the gross proceeds from the sale of shares of our Class B common stock under the Sales Agreement. The $150.0 million of Class B common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 that was effective on September 20, 2024. No shares have been sold pursuant to the Sales Agreement to date.
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

Credit Facility
The credit facility permits us to incur up to approximately $125.3 million in term loan borrowings, all of which had been drawn as of October 31, 2024. The credit facility is secured by substantially all of our assets.
In February 2024, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain modifications to the financial covenants. In conjunction with this amendment, we issued 189,036 fully-vested warrants to purchase Class B common stock.
In August 2024, we entered into an amendment to the credit facility which refinanced the existing term loans, extended the maturity date from April 1, 2026 to August 19, 2028, revised interest amounts payable in cash and payable in kind, and made certain modifications to the financial covenants. Furthermore, certain lenders participating in the credit facility were paid in full for their portion of the principal, PIK interest, and amendment fee and were replaced by new lenders who refinanced those amounts. We paid and subsequently refinanced the $7.0 million closing fee associated with the credit facility, resulting in no net impact to our cash balance. Additionally, the $5.0 million amendment fee from the August 2020 amendment plus the accrued PIK interest of approximately $2.3 million as of August 2024, totaling $7.3 million, was refinanced as the Second PIK Amendment Fee per the August 2024 amendment. The Second PIK Amendment Fee accrues interest at a rate of 9.5% per year and is due upon maturity, along with the related capitalized interest. Also in conjunction with this amendment, we issued 1,022,918 fully-vested warrants to purchase shares of our Class B common stock. These warrants have an exercise price of $0.01 per share and expire on August 19, 2028.
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of October 31, 2024, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of October 31, 2024, the cash interest rate was approximately 8.1%. In addition to the 8.1% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue financial covenant, tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA (as defined by the credit facility) covenant, which is tested quarterly, and adhere to a monthly minimum liquidity covenant that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2024 and October 31, 2024.

Historical Cash Flow Trends

	Nine Months Ended October 31,
	2023	2024

	(in thousands)
Net cash used in operating activities	$(2,862)	$(17,971)
Net cash used in investing activities	(9,240)	(7,245)
Net cash provided by financing activities	3,471	5,021
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
Net cash used in operating activities during the nine months ended October 31, 2024 consisted of cash outflows of $254.4 million exceeding the $236.4 million collected from customers. Significant components of cash outflows included $128.3 million for personnel costs and $52.7 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the nine months ended October 31, 2024 consisted primarily of $5.8 million of capitalized development costs related to internal-use software and $1.4 million of purchased property and equipment.
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
Net cash provided by financing activities for the nine months ended October 31, 2024 consisted primarily of $52.8 million of debt proceeds, $9.0 million of proceeds from short-term payable financing, and $1.9 million of proceeds from shares issued in connection with our employee stock purchase plan, offset by $53.2 million of repayment of debt and related fees, $4.5 million of payments on short-term payable financing, and $0.5 million used to repurchase shares for tax withholdings on vesting of restricted stock.
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
Interest Rate Risk
As of October 31, 2024, we had $40.9 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to approximately $125.3 million in term loan borrowings, all of which had been drawn as of October 31, 2024. The term loan matures on August 19, 2028.
Interest that accrues on the outstanding principal of the term loan is due monthly and is based on a floating rate equal to three-month term SOFR (with a floor of 2.5%) plus 3.0% per year. As of October 31, 2024, the interest rate was 8.1%, and in addition to the 8.1% interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2024, we had total debt outstanding with a carrying amount of $115.6 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after October 31, 2024 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $56.9 million and $64.3 million for the nine months ended October 31, 2023 and 2024, respectively, and had an accumulated deficit of $1,469.9 million at October 31, 2024. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,469.9 million as of October 31, 2024. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $2.9 million and cash used in operating activities of $18.0 million for the nine months ended October 31, 2023 and 2024, respectively. As of October 31, 2024, we had $40.9 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility.
We may need to raise additional funds to invest in growth opportunities, to continue product development and sales and marketing efforts, and for other purposes. We filed: (i) on September 6, 2024, a shelf registration statement on Form S-3 with the SEC that became effective on September 20, 2024 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on September 20, 2024, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $150.0 million of our Class B common stock from time to time through an “at-the-market” program under the Securities Act. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to meet our obligations, invest in future growth opportunities, or continue operations at anticipated levels, which could harm our business and operating results. In addition, current and future debt instruments may impose restrictions on our ability to dispose of property, make changes in our business, engage in mergers or acquisitions, incur additional indebtedness, and make investments and distributions. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings. As a result, stockholders bear the risk that future securities offerings reduce the market price of our Class B common stock and dilute their interest.
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
•business analytics software, such as Tableau, Qlik, Looker, Sisense, and Tibco; and

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
Our pricing and subscription models have evolved over time, and will continue to evolve in the future. While more than half of our annual recurring revenue is now on consumption-based pricing, which is pricing based upon the use of our platform, it is relatively new to our business and therefore contains inherent risks. We have limited experience with determining the optimal pricing for our consumption-based contracts. Revenue recognized for certain customers may be negatively impacted due to our new consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
In March 2023, we announced John Mellor's resignation and the re-appointment of Joshua G. James as our chief executive officer. In December 2022, we announced the resignation of Bruce Felt as our chief financial officer and, in March 2023, the appointment of David Jolley to replace Mr. Felt. In September 2024, we announced the resignation of Mr. Jolley as our chief financial officer and the appointment of Tod Crane to replace Mr. Jolley. In January 2023, we announced the resignation of Catherine Wong as our chief operating officer and executive vice president of engineering and the appointment of Daren Thayne to succeed Ms. Wong as executive vice president of engineering. Mr. Thayne assumed the responsibilities of Ms. Wong in addition to his previous responsibilities. In addition, we recently have experienced significant changes in the composition of our board of directors, and more could occur in the future. In February 2023, we announced the resignation of Laurence “Jay” Brown, Jr., Dana Evan and Joy Driscoll Durling as our directors. In March 2023, we announced the appointment of Dan Strong and Renée Soto to our board of directors to fill the open vacancies. Changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as the new executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 79% and 80% of our total revenue for the nine months ended October 31, 2023 and 2024, respectively, was derived from sales within the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA amends and expands the CCPA in numerous respects, including by expanding the CCPA’s private right of action. The CPRA created additional obligations relating to consumer data beginning on January 1, 2022, and became effective January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and information security, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and information security on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds in September 2020. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF), which would permit transfers of personal data from the E.U. to the U.S., by participating entities. The European

Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. We have self-certified to the DPF, the Swiss-U.S. Data Privacy Framework, and the United Kingdom Extension to the DPF. The DPF has faced legal challenge, and each of these frameworks may be subject to legal challenge in the future. Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, and the United Kingdom to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the United Kingdom to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, and the United Kingdom to the U.S. We and our customers may face a risk of enforcement actions by data protection authorities in the E.U. and other jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

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

We expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and information security to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (NIS2), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the E.U. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 E.U. member states to issue implementing legislation by October 2024;

however, several E.U. member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act (DORA) will become effective in January 2025, and will aim to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.
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

In addition to the privacy and data protection regulations described above, our business is also subject to contractual obligations to maintain compliance with leading security frameworks and standards such as AICPA’s SOC 1 and SOC 2; International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC) standards for ISO 27001 and ISO 27018; HITRUST Alliance’s HITRUST CSF; and Texas Department of Information Resources’ TX-RAMP certification. Annually, we also perform an internal/self-analysis of our adherence to the requirements stated in Australian Cyber Security Center (ASCS)’s IRAP framework and the United Kingdom’s National Cyber Security Centre’s Cyber Essentials. Any failure or perceived failure by us to comply with these contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection and information security may result in loss of certification, governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of October 31, 2024, we had 113 issued U.S. patents covering our technology and four patent applications pending for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of October 31, 2024, beneficially controlled approximately 79% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
Our stock price could decline as a result of sales of a large number of shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. For example, we filed: (i) on September 6, 2024, a shelf registration statement on Form S-3 with the SEC that became effective on September 20, 2024 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on September 20, 2024, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $150.0 million of our Class B common stock from time to time through an “at-the-market” program under the Securities Act. To date, we had not sold any shares under our “at-the-market” program.
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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws.	8-K	001-38553	3.1	May 8, 2023
4.1	Form of Warrant to Purchase Stock, dated as of August 19, 2024.	10-Q	001-38553	4.1	September 6, 2024
10.1	Second Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated as of August 19, 2024, by and among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders that are parties thereto from time to time (collectively, the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders, and Wilmington Trust, National Association, as administrative agent for the Lenders	10-Q	001-38553	10.1	September 6, 2024
10.2	Controlled Equity OfferingSM Sales Agreement, dated September 6, 2024, by and between Domo, Inc. and Cantor Fitzgerald & Co.	S-3	333-281962	1.2	September 6, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

DOMO, INC.

Date: December 9, 2024	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)