Form 10-K
period 2025-01-31
DOMO, INC.
filed 2025-04-04
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of July 31, 2024, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $266.5 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of April 2, 2025, there were approximately 3,263,659 shares of the registrant's Class A common stock and 36,675,927 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders, or the 2025 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2025

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
•we have experienced changes to our management and board, which creates uncertainties and could harm our business;
•we are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and cybersecurity, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business;
•if our network, application, or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained or if we experience any other type of security incident, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, operations may be disrupted if systems or data become unavailable, our reputation may be damaged and we may incur significant remediation costs or liabilities, including regulatory fines for violation of compliance requirements;
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

PART I
Item 1. Business
Overview
At Domo, we believe people and data are an organization's most valuable assets in the cloud era. Our cloud-based platform is a modern AI and data products platform that enables processes that are critically dependent on business intelligence data – which historically could take weeks, months or longer – to be done on-the-fly, in as fast as minutes or seconds, at scale. From marketing to operations, HR to finance, IT to product development, supply chain to sales, Domo's platform is designed to change the way organizations are managed and empower our customers to deploy AI and build data products that generate measurable value for the business.
Through the Domo platform, data from across the business is collected, stored, prepared, organized, analyzed, visualized, automated and distributed. Artificial intelligence algorithms and machine learning can be applied to the data that allow alerts to be triggered and actions invited. Users can receive these notifications on any device and immediately act on the invitation, after which the system can write back to the original system of record. Because Domo can digitally connect any organization and empower each of its employees, we believe our market potential is every working person with a mobile device. Because we leverage the power of the cloud, our platform can process extremely large volumes of quantitative and qualitative data while maintaining high performance levels. On a typical business day, our customers in the aggregate typically query several hundred trillion rows from uncached queries. Even with this volume of data, we maintain a subsecond average query response time.
We have made significant investments to build an enterprise-grade platform with the scale, speed and security to support the world's largest organizations, regardless of where they are in their digital transformation journey. In many ways, building Domo was like building seven start-ups in one to solve gaps in data strategy, which include the typical functions of connecting and transforming data, visualizing and analyzing it, and building apps and extending that data to teams, entire organizations, partners and customers. That's why Domo is more than just a business intelligence, data warehouse, data discovery, analytics, collaboration, dashboarding, visualization or reporting tool. These tools and technologies are typically provided by separate vendors today. Domo combines all of them in a single platform that can augment a customer's existing infrastructure with the following:
•Data Warehouse Integration: Domo can sit on top of any number of major cloud data warehouses (CDWs) including Snowflake, Databricks, Google Big Query, Oracle, IBM Cloud, Dremio, Amazon Redshift, Azure SQL, MySQL, and Amazon Athena. Using Domo's Cloud Amplifier feature, users can natively connect to these CDWs and leverage the full capabilities of the Domo platform including visualizations, apps, Magic ETL, workflows, alerting, Domo AI, and more. Our data warehouse technology, Adrenaline, stores massive amounts of data from across the user's business, organizes that data across many factors or variables and employs a massive number of processors to query that data in parallel, enabling employees across the organization to simultaneously access the same data for their various needs with sub second response times on average.
•Domo AI: Domo AI provides a comprehensive AI and machine learning infrastructure including a Jupyter workspace integration and AutoML capabilities for building models in Domo and a Domo hosted large language model called DomoGPT. Domo AI Model Management allows for the hosting, deployment, and training of models both built in Domo or hosted by third parties including Open AI, Amazon Bedrock, Databricks and Hugging Face. These models can be accessed via inference end points or used in Magic ETL, workflows and apps. Workflows can also be used to build AI agentic solutions empowering AI agents to solve key business problems while ensuring proper human in the loop review/approval when needed. Domo's AI service layer provides an abstraction layer for specific AI driven tasks throughout Domo including text generation, text to SQL, text summarization and more. The Domo AI foundation supports an ever-expanding group of features in Domo making data more discoverable (via Chat and other tools) and enabling any user to build like a seasoned analyst.
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
•Automation: Domo Workflow engine allows for the automation of key business processes both within Domo and in external systems. Workflows can use Domo data to drive actions and custom code (via Code Engine) to act in external systems such as CRM, support ticket systems and e-mail systems. Workflows include a Forms feature for collecting key data needed to run a workflow and a Queue feature for managing approvals before going to the next step in an automation. The Domo Task Center app is available in iOS and Android stores to allow for review of workflow queues from anywhere.
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
As of January 31, 2025, we had more than 2,600 organizations as customers. We employ a land, expand, and retain business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our annual recurring revenue (ARR) net retention rate, which compares the ARR as of the measurement date to ARR from the same cohort as of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), was an average of 106%, 96%, and 89% for the years ended January 31, 2023, 2024 and 2025, respectively.
For the years ended January 31, 2023, 2024 and 2025, we had total revenue of $308.6 million, $319.0 million and $317.0 million, respectively, representing year-over-year growth of 3% and decline of 1%, respectively. For the years ended January 31, 2023, 2024 and 2025, our net loss was $105.6 million, $75.6 million and $81.9 million, respectively.
The Domo Solution
We believe business technology must be as easy-to-use and intuitive as mobile consumer applications, while providing enterprise-grade scalability and security features. Everyone, from a CEO to a front-line employee, benefits from the functionality that Domo provides. Our AI and data products platform fosters collaboration, efficient decision making, increased organizational productivity, and generates improved business results. The platform also is designed to help IT leaders deliver value rapidly to the business by seamlessly complementing their existing systems and infrastructure and unlocking value from their fragmented data and systems. While developing our platform, we have been focused on four key pillars as described below.

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
All of Your Data in Real Time
Our platform provides real-time access to quantitative and qualitative data, including through more than 1,000 powerful first-class connectors as well as a library of very flexible universal connectors. In addition, through Domo Workbench, organizations can connect to proprietary data sources regardless of where those data sources reside within an organization. This comprehensive approach enables every type of employee to design customized, real-time views of data and data trends. For example, a marketer can design a visualization that includes real-time data of the click-through rates of online advertisements, the impact of regional marketing campaigns, and the benchmarks of his organization's campaigns across the years.
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
Key Benefits of Our Solution
Domo is more than just a business intelligence, data connection, data warehouse, data transformation or ETL, data discovery, data products, analytics, collaboration, dashboarding, visualization, or reporting tool. These tools and technologies are typically provided by separate vendors today. The Domo platform brings all of them together to help companies leverage their data across various processes, at scale, in as fast as minutes or seconds.

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
Our native mobile application enables all employees, not just CEOs, to effectively manage their businesses and responsibilities using any device. Employees can see the current status of business operations and receive automatic alerts for when they need to take action, delivered directly to their smartphone. Anyone can edit and interact with data and share it with colleagues in real time directly from their smartphone. While Domo was designed with mobile users first in mind, it is automatically accessible across laptops, TV screens, monitors, tablets and smartphones, via different browsers and visualization engines, which is a competitive differentiator.
Universal Data Model — Data Platform and Transformation
Domo aspires to change the way people think about data. We believe data is no longer a currency only to be banked, but is the fuel that drives the business. Domo puts data to work. All of the data - amplified by AI, together in an integrated, robust system, for all of the business’s employees. To accomplish this, Domo created a distributed data platform that was engineered to ingest, process, clean, prepare and make queryable all of a business’s available data, and serve it back with a sub-second average query response time, not just from a couple of databases or a single warehouse, or a few external cloud apps, but from all of the data, including systems that come online outside of IT’s influence like the myriad of cloud software providers each department might be leveraging. We believe that all of a business’s quantitative and qualitative data must be brought together, in one system, in order to deliver the types of encompassing views and timely insights today’s leaders must have. Our portfolio of connectors and cloud-based data warehouse provides a massively scalable solution to enable businesses to connect to their data systems. Our cloud-based ETL suite allows all of that data to be transformed and prepared together in a universal data format, enabling users to easily incorporate, change or discontinue different data sources without disruption. Our fast query engine searches the data, enabling insights to be generated. Now business leaders can have fully comprehensive views of what is happening, across all departments and across all systems.
Digitally Connected Organization — Interconnecting and Orchestrating across Disparate Systems
Businesses use many separate software systems to facilitate core elements of managing their business. This means there is no natural opportunity to leverage a broader, more holistic view of the state of the business or to take broadly informed actions and decision paths. It can be very difficult to create alignment across the disparate organizations that use the siloed systems. This often creates walled gardens of data inside the business and blocks departments and teams from being able to effectively work full life cycle problems with each other. It can also cripple the C-suite from being able to truly understand the nature of a problem or opportunity. Our comprehensive, cloud-based platform weaves seven critical platform components together to exploit this opportunity to increase alignment, accuracy and effectiveness of business leaders: data connections, data warehouse, data management, data analysis and visualization, artificial intelligence algorithms, and our partner ecosystem. An action in one system can have its influence measured in another, combined together in the same view, such as when marketing automation affects sales revenue generation, which in turn affects financial performance, to truly understand how best to guide the business.
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

Enterprise Security, Scalability and Compliance
We have invested significantly to build security features in our platform. Because we connect directly to data sources that hold companies’ CRM, HCM, ERP and other sensitive data in our system, we must maintain enterprise-grade security standards for data access, privacy and administration. Our security protocols have enabled us to attract enterprise customers across a wide array of industries, including many in highly regulated industries such as financial services and healthcare. Our security features, such as customer-controlled encryption key management, provide much needed confidence that the data on our platform is secure.
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

We have a unified and centrally-coordinated team, led by our chief information security officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in in close coordination with executive leadership team including CEO, CTO, CFO, CLO, CHRO, COO, and other members of the senior leadership team. Reporting to our chief information security officer are a number of experienced security, governance, risk and compliance professionals. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Our cybersecurity risks and risk management activities are evaluated as part of our enterprise risk assessments which are also reviewed by the Audit Committee (the "Audit Committee") of our Board of Directors. In addition, we have established a Security Steering Committee, which is comprised of executives and senior leaders from the Product and Infrastructure organizations, in addition to the Information Security and Product Security organization leaders. The Security Steering Committee meets monthly to evaluate cybersecurity related risks and mitigations, including prioritization of efforts to reduce the overall cybersecurity risk for the company from the engineering and product development perspective.
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
•Scale. Domo was natively built on a cloud-based architecture capable of massive scale. The Domo data warehouse and our connector strategy allows our platform to connect, house and make accessible all of the data within an organization and have a system that can make recommendations.
•Proven Economic Value. Our solution's comprehensive capabilities enable organizations to benefit from cost savings resulting from their ability to remove previously deployed, limited systems. Also, because our solution enables employees to spend less time tracking down data or preparing presentations for meetings, they can dedicate more time to value-added activities. As a result, in addition to cost savings, organizations that deploy our solution can generate incremental revenue.
•Proven Enterprise Readiness. We have invested significantly to broaden our platform capabilities and enhance security and scalability requirements for the enterprise.
•Continuous Product Innovation. From inception through January 31, 2025, we have invested $920.0 million in research and development to create our comprehensive platform. These investments allowed us to create more than 1,000 first-class connectors as well as a library of very flexible universal connectors, which enable everyone to connect and use all of the data within their organization in real time, through our data explorer and ETL engine. We invested in creating our native mobile application, which empowers all employees to effectively manage their responsibilities using their mobile device. We also invested in developing collaboration capabilities, resulting in our solution being able to aggregate all collaboration activity within an organization in a context-sensitive, easily navigable view. These investments have also enabled us to build a comprehensive cloud-based platform with enterprise-grade features and to develop machine learning algorithms that invite all employees to action, based on the real-time data that is accessible within our platform. We developed the Domo Appstore on top of that, which offers hundreds of applications, developed internally and by an open ecosystem of partners, providing expertise across a variety of industries. Developer tools and programmatic APIs enable the rapid development and delivery of custom apps leveraging the Domo platform and services. Additionally, we believe that our significant investments in research and development will provide tremendous leverage in our financial model as our business continues to scale.

•Strong Industry Recognition. Our brand is synonymous with the next generation of cloud-native, mobile-first data solutions. We have attracted and retained top talent in our industry and have become a top choice for organizations looking for better ways to use data to run their businesses. We have received multiple innovation awards and top-ranked recognition for ease-of-use and business value based on customer-based research from organizations such as Dresner Advisory Services, Gartner, Forrester, and Ventana Research. In addition, Domo received the 2025 DEVIES Award in the Data Analytics & Visualization category and Domo.AI was named Best AI in the KMWorld 2024 Readers' Choice Awards. We've also been recognized with workplace and growth awards including the Deloitte Technology Fast 500, Great Places to Work, Utah Business Best Places to Work (twelve consecutive years). Additionally, our annual conference, Domopalooza, attracts thousands of prospects and users.
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
•Leverage the Data. We believe the Domo platform is uniquely positioned to generate performance benchmarks and indices across a wide array of organizations and disciplines, and in time we plan to capitalize on that position to attract additional customers and broaden and deepen our relationships with them. Although no customer will have access to the data of another, given that customers bring their data into the same cloud-based platform, we could enable performance comparisons based on index derived from similarly-situated organizations.
Our Technology
Our solution is comprised of nine core elements:
•data warehouse integration and fast query engine;
•Domo AI;

•Connectors;
•Domo Magic ETL;
•data analysis and visualization tools;
•embedded analytics;
•collaboration tools;
•automation workflows; and
•apps and partner ecosystem.
These core elements were developed with two foundational considerations in mind:
•accessibility for all users, with a heavy emphasis on mobile-first functionality; and
•access, and applicability to business of all sizes, including those requiring enterprise-grade governance and security.
Data Warehouse Integration and Fast Query Engine
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
Availability of the data is handled through Domo’s fast query layer. All data is prepared and available for querying through this feature. Adrenaline organizes the data across any number of factors or variables and employs a massive number of processors to query that data in parallel. This service supports queries while building simple cards as well as complex, custom queries and dataset joins on datasets comprised of billions of records.  Our fast query layer eliminates the need for IT to perform time-consuming data summarizations or other complex processes to maintain high query performance. On top of the flexibility, it provides sub-second average query response time, enabling real-time consumption of information. The speed and flexibility at this layer differentiate Domo from traditional solutions offered by our competitors.
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
Domo AI Service Layer provides specific and tuned internal services powered by Domo AI Models (Domo provides default models but allows the flexibility to change which model is being used for each service based on customer policy and needs). Current AI Services include text-to-sql, text-to-beastmode (calculated fields), text-generation and text-summarization.

Domo will also be adding Universal Model services for such tasks as forecasting, outlier analysis, sentiment analytics, PII detection and more.
These AI models and services can be applied towards data preparation via Domo Magic ETL and Domo Workflows. In Magic ETL, a model inference endpoint can be used to run data through a specific model. In Workflows, in addition to running a model or AI Service, the Workflow can also allow for a "human in the loop" component where in some scenarios human approval or update is required. Workflows are also used to create AI agentic solutions which can leverage an LLM to complete complex text with as much agency as needed for the specific situation.
Domo also provides a securely hosted LLM called DomoGPT. By default, all AI services and other AI functionality will use DomoGPT (unless customers change the default). DomoGPT currently uses the Claude large language model from Anthropic; however, customers can pick to have DomoGPT run on Domo managed versions of Open AI, Databricks, Google Gemini, IBM WatsonX, or Snowflake Cortex AI.
Additional AI/ML functions with Domo include:
•Data Science tiles in Magic ETL: A user can easily deploy multiple algorithms with no code. Customers can simply drag and drop a data science tile (a pre-packaged action/calculation/algorithm/or other data transformation action including clustering, forecasting and outlier detection) in Magic ETL that performs a clustering algorithm (including both k-means and k-medians algorithms) on the dataset. This can be achieved through a few clicks and no code.
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
Customers
As of January 31, 2025, we had over 2,600 customers. We have customers in a wide variety of industries, geographies, and sizes, ranging from small organizations to large enterprises. We derived 80% of our revenue for the year ended January 31, 2025 from customers in the United States. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2023, 2024 and 2025, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
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
We primarily offer our platform as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure, which is paid upfront. We believe a consumption-based service offering helps increase customer adoption and allows us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe this offering has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. Historically, we have offered our platform to our customers as a subscription-based service.

Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, more than 68% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.

As of January 31, 2025, 69% of our customers were under multi-year contracts on a dollar-weighted basis of recurring GAAP revenue, compared to 66% and 65% of customers as of January 31, 2024 and 2023, respectively. The high percentage of revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both consumption-based and subscription-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer. Approximately 56% of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2026.
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
Competition
Historically, software companies have not offered solutions that meet the needs of an organization with respect to providing real-time intelligence on business operations to all users, from the CEO to the frontline. In many cases, organizations do not have any solution or otherwise rely on manual business processes such as spreadsheets and reports, or combinations of single solution software. Certain features of our platform compete with products offered by various companies, including those that fall into the following categories:
•large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG, salesforce.com, inc., and IBM;
•business analytics software companies, such as Tableau Software, Inc. (acquired by salesforce.com, inc.), Qlik Technologies, Looker Data Sciences, Inc. (acquired by Alphabet, Inc.), MicroStrategy, ThoughtSpot, Alteryx, Informatica, Sisense, Inc., and Tibco Software, Inc.; and
•SaaS-based products or cloud-based analytics providers such as Amazon Web Services, Sigma Computing, Fivetran, Matillion, salesforce.com, inc. and Infor, Inc.
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
As part of our ongoing strategic initiative, we have collaborated with and may in the future collaborate with companies with whom we also compete from time to time, in order to leverage shared expertise and enhance our collective ability to innovate and address evolving market demands. However, current and future competitors have also made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of customers. These relationships may limit our ability to sell or certify our platform through specific distributors, technology providers, database companies and distribution channels and allow competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against competitors, our business, operating results and financial condition would be harmed.
Data Center Operations
We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We serve our customers from multiple data centers in the following geographies: North America (USA and Canada), Western Europe, Australia, Japan, and India. The data centers we use are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our platform runs within third-party data centers. As of January 31, 2025, we used Amazon Web Services, or AWS, data center facilities located in North America (USA and Canada), Western Europe, Australia, Japan, and India. We committed to spend an aggregate of $106.0 million between October 2022 and September 2027 pursuant to our agreement with AWS. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. AWS may terminate the agreement upon written notice to us for cause, including any material breach by us. We also use Microsoft Azure data centers in the United States to host customer data.
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
Research and development expenses were $95.1 million, $85.0 million and $87.9 million for the fiscal years ended January 31, 2023, 2024 and 2025, respectively.
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
As of January 31, 2025, we owned 82 issued U.S. patents. We also owned ten patents in the European Union, three patents in Great Britain, two patents in Canada. The issued U.S. patents that we own have expiration dates ranging from April 2026 to September 2041. We have sole ownership of all of our U.S. patents.
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
Employees
As of January 31, 2025, we had 888 employees, of which 670 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
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
We incurred net losses of $105.6 million, $75.6 million and $81.9 million for the years ended January 31, 2023, 2024 and 2025, respectively, and had an accumulated deficit of $1,487.5 million at January 31, 2025. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
•sales and marketing, including any expansion of our direct sales organization, which will require time before these investments generate sales results;
•technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, and increasing cybersecurity, compliance and operations expenses;
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
We intend to continue to grow our business. If we cannot adequately train new employees, including our direct sales force, or if new employees are not as productive as quickly as we would like, sales may decrease or customers may lose confidence in the knowledge and capability of our employees. In addition, we may make direct investments in our international business and increase the number of employees outside the United States. We must successfully manage growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,487.5 million as of January 31, 2025. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $2.6 million and cash used in operating activities of $9.1 million for the years ended January 31, 2024 and 2025, respectively. As of January 31, 2025, we had $45.3 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility.
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of pandemics or other catastrophic events, military conflicts (including the Russian invasion of Ukraine, and hostilities between Israel and Hamas), inflation, and adverse impacts to the financial services industry, as well as economic conditions specifically affecting industries in which our customers operate.
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
We offer our platform primarily through agreements which typically vary in length between one and five years, and in many cases may be subject to automatic renewal or renewal only at a customer's discretion. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. As a result, most of the revenue that we report in each period is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. A decline in new or renewed subscriptions in any one quarter is not likely to have a material impact on results for that quarter. However, declines would negatively affect revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers and higher subscription renewals from existing customers is recognized over the applicable subscription term. We may be unable to adjust our cost structure to reflect the changes in revenue. In addition, a significant majority of our costs are expensed as incurred, while revenue is generally recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
Our credit facility contains restrictive covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants. If we do not meet the financial covenants as specified in the credit facility, we may require forbearance or relief from our financial covenant violations from the lenders or be required to arrange alternative financing.
There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. A breach of any of these covenants or the occurrence of certain other events (including a material adverse effect) specified in the credit facility and/or the related collateral documents could result in an event of default under the loan agreement. If an event of default has occurred and is continuing, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable. If we are unable to repay those amounts, the lenders could foreclose on the collateral granted to them to secure such indebtedness. If the lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

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
Further, many countries and the Organization for Economic Cooperation and Development have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments, could increase uncertainty and may adversely affect our tax rate and operating results in future years.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
 As of January 31, 2025, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1,183.2 million and $1,364.4 million, respectively, which may be available to offset taxable income in the future. The federal NOLs will begin to expire in various years beginning in 2032 if not utilized. The state NOLs will expire depending on the various rules in the state jurisdictions in which we operate. A lack of future taxable income could adversely affect our ability to utilize these NOLs before they expire.
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
The initial terms of our customer contracts typically vary in length between one and three years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2026. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of public health epidemics or pandemics. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.

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
We rely on data centers and other technologies and services (including artificial intelligence) provided by third parties in order to manage our cloud-based infrastructure and operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, facility closure, or because it is no longer available on commercially reasonable terms, expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented.
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
Any unavailability of, or failure to meet our requirements by, third-party data centers or other third-party technologies or services, or any disruption of the internet or the third-party networks or facilities that we rely upon, could impede our ability to provide services to customers, harm our reputation, result in a loss of customers, cause us to issue refunds or service credits to customers, subject us to potential liabilities or investigations, result in contract terminations, and adversely affect our renewal rates. Any of these circumstances could adversely affect our business and operating results.
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
The market for our platform is intensely and increasingly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in our target market are offering, or may soon offer, products and services that may compete with our platform. If we are unable to maintain and enhance our digital platforms, cloud platforms, and artificial intelligence related tools to keep pace with competitors and align with evolving customer expectations and demands, it could adversely impact our sales revenues and ability to retain existing and attract new customers. Furthermore, many potential customers have made significant investments in legacy software systems and may be unwilling to invest in new solutions.

Our current primary competitors generally fall into the following categories:
•large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG and IBM;
•business analytics software companies, such as Tableau Software, Inc. (acquired by salesforce.com, inc.), Qlik Technologies, Looker Data Sciences, Inc. (acquired by Alphabet, Inc.), MicroStrategy, ThoughtSpot, Alteryx, Informatica, Sisense, Inc., and Tibco Software, Inc.; and

•SaaS-based products or cloud-based analytics providers such as Amazon Web Services, Sigma Computing, Fivetran, Matillion, salesforce.com, inc. and Infor, Inc.
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
Our ability to compete successfully depends on a number of factors, both within and outside of our control. Some of these factors include ease and speed of platform deployment and use, accessibility across mobile devices, operating systems, and applications, discovery and visualization capabilities, analytical and statistical capabilities, performance and scalability, the quality of our cybersecurity infrastructure, the quality and reliability of our customer service and support, total cost of ownership, return on investment and brand recognition. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results and financial condition.
As part of our ongoing strategic initiative, we have collaborated with and may in the future collaborate with companies with whom we also compete from time to time, in order to leverage shared expertise and enhance our collective ability to innovate and address evolving market demands. However, current and future competitors have also made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of customers. These relationships may limit our ability to sell or certify our platform through specific distributors, technology providers, database companies and distribution channels and allow competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against competitors, our business, operating results and financial condition would be harmed.
We continue to evolve our subscription and pricing models and changes could adversely affect our operating results.
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While more than 68% our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our new consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, we believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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

In addition, the use of artificial intelligence tools on our platform may raise novel and complex issues that could result in liability, regulatory inquiry or reputational harm. Domo’s suite of data science leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes. Artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence algorithms may be, or be perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed. Datasets may be insufficient or contain biased information. Artificial intelligence technologies that we make use of may produce or create outputs that may appear correct but are factually inaccurate or otherwise flawed. Inappropriate or controversial data practices by us or others could impair the acceptance of artificial intelligence solutions. These actual or perceived deficiencies could undermine the decisions, predictions, inferences, analysis or other outputs that artificial intelligence applications produce, or this could be believed or reported to occur, subjecting us to competitive harm, legal liability, and brand or reputational harm. Additionally, artificial intelligence technologies are complex and rapidly evolving, and we face significant competition from other companies.
Artificial intelligence technologies also are subject to evolving legal and regulatory landscapes. Laws and regulations applicable to artificial intelligence continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the Artificial Intelligence Act (EU AI Act), an E.U. regulation which came into effect on August 1, 2024, prohibits certain artificial intelligence applications and systems and imposes disclosure, transparency, and other requirements on the use of certain applications or systems. The EU AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems and manner of use. The EU AI Act also may require us to comply with monitoring and reporting requirements. We may need to devote substantial time and resources to evaluate our obligations under the EU AI Act and to develop and execute planned measures designed to comply with it. There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services or otherwise addressing aspects of the development or use of artificial intelligence. This includes the Utah Artificial Intelligence Policy Act, which, among other things, imposes disclosure requirements on entities using generative artificial intelligence with customers, and other similar regulatory schemes enacted by other states in the United States.
The use of artificial intelligence technologies in our platform and otherwise in our business may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations applicable to our development and use of artificial intelligence, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects. Uncertainty around new and emerging artificial intelligence technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with artificial intelligence technologies, which may be costly and could impact our expenses. More generally, as use of artificial intelligence becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that our incorporation of artificial intelligence within our platform and business will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services, and features in efforts to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues that may arise as a result of any of the foregoing. As a result, the challenges presented with our use of artificial intelligence could adversely affect our business, financial condition and results of operations.
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
Moreover, many competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies, such as those relating to artificial intelligence, emerge or improve such that they are able to deliver business intelligence solutions or otherwise perform similar functions as our platform at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.
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
We have experienced changes to our management and board, which creates uncertainties and could harm our business.
We have experienced changes to our management and board in recent years. Changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as the new executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board changes may inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Our long-term growth may depend in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 79%, and 80% of our total revenue for the years ended January 31, 2024 and 2025, respectively, was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•requirements to comply with foreign privacy, cybersecurity, and data protection laws and regulations and the risks and costs of noncompliance;

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
Any of these risks could adversely affect our international operations, reduce our international revenue or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects. Our limited experience operating our business in certain geographies outside of the United States increases the risk that recent and any potential future expansion efforts will not be successful. If substantial time and resources invested to expand our international operations do not result in a successful outcome, our operating results and business may suffer.
In addition, compliance with laws and regulations applicable to our international operations increases the cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us. There can be no assurance that all of our employees, contractors, and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could adversely affect our business and operating results.
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
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and software, in the United States as well as the international markets in which we do business. These regulations and laws may cover employment, taxation, privacy, cybersecurity, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites, artificial intelligence, and the characteristics and quality of software and services. It is possible changes to these regulations and laws, as well as compliance challenges related to the complexity of multiple, conflicting and changing sets of applicable regulations and laws, may impact our sales, operations, and future growth.
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
•potential known and unknown liabilities, compliance risks, cybersecurity risks, privacy risks, or other risks associated with an acquired company;
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
Risks Related to Privacy and Cybersecurity
We are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and cybersecurity, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business.
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and cybersecurity are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and became effective January 1, 2023. The CPRA amended and expanded the CCPA in numerous respects, including by expanding the CCPA’s private right of action. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that has become effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, Brazil, India, and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation (GDPR) became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for noncompliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other laws and regulations governing privacy, data protection, and cybersecurity may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged noncompliance could result in proceedings against us by governmental entities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

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

We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe's highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner subsequently concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF), with respect to the European Commission adopted an adequacy decision in July 2023, allowing the DPF to be implemented and available for participating entities to use to legitimize transfers of personal data from the E.U. to the U.S. We have self-certified to the DPF, the Swiss-U.S. Data Privacy Framework, and the United Kingdom Extension to the DPF. The DPF has faced legal challenge, and each of these frameworks may be subject to legal challenge in the future. Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. Numerous laws and regulations in other jurisdictions also have been enacted or modified in manners imposing data transfer restrictions, and we and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, the United Kingdom, or other countries or regions to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland, the United Kingdom, or other regions to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, the United Kingdom, or other regions to the U.S. We and our customers may face a risk of enforcement actions or other proceedings by regulatory authorities relating to personal data transfers. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados

Pessoais (LGPD) entered into effect in 2020, authorizing a private right of action for violations. Penalties include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million Brazilian reais. The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with similar rights as the GDPR regarding their data. Additionally, the Personal Information Protection Law (PIPL) of the People’s Republic of China (PRC) was adopted and went into effect in 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. These or other laws relating to privacy or data protection could require us to expand data storage facilities in foreign jurisdictions or to obtain new local data storage in such countries. The expenditures this would require, as well as costs of compliance generally, could harm our financial condition. The regulatory environment applicable to the collection, use, and other processing of, and security measures with respect to, personal data of residents of the E.U., United Kingdom, Switzerland, Brazil, the PRC, and other foreign jurisdictions, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations, modify policies and procedures, and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results, and financial condition being harmed.

We enter into business associate agreements with our customers who require them in order to comply with the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act, and therefore we are directly subject to certain provisions of HIPAA applicable to business associates. We may collect and process protected health information as part of our designated service, which may subject us to a number of data protection, security, privacy, and other government- and industry-specific requirements. In addition, if we are unable to comply with our obligations relating to the protection and processing of protected health information, we could be found to have breached our contracts with customers with whom we have a business associate relationship. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations, including under any business associate agreement, may lead to significant fines, civil and criminal penalties, and other liabilities. The U.S. Department of Health and Human Services (HHS) audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has increased in recent years and HHS has signaled its intent to continue this trend. Implementing rules under HIPAA addressing privacy, and a related statute addressing security, are the subject of final and proposed modifications, respectively. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violations implicate the privacy of state residents.

We expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (NIS2), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the E.U. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 E.U. member states to issue implementing legislation by October 2024; however, several E.U. member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act (DORA) became effective on January 17, 2025, and aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.

Federal, state, and foreign laws, regulations, and other actual or asserted obligations relating to privacy, data protection, or cybersecurity may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws, regulations, policies, legal or contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection, cybersecurity, marketing, or consumer communications may result in governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition. We expect that there will continue to be new laws, regulations, industry standards and other actual and asserted obligations relating to privacy, data protection, marketing, consumer communications, and cybersecurity proposed and enacted or otherwise implemented in the United States, the E.U., and other jurisdictions, and we cannot fully predict the impact such future laws, regulations, standards, and obligations may have on our business. Future laws, regulations, standards, and other actual or asserted obligations, or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, disclosure, or other processing of data could require us to incur additional costs or modify our platform, possibly in a material manner, which we may be unable to achieve in a commercially reasonable manner or at all, and which could limit our ability to develop new features.

In addition to the privacy and data protection regulations described above, our business is also subject to contractual obligations to maintain compliance with leading security frameworks and standards such as AICPA’s SOC 1 and SOC 2; International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC) standards for ISO 27001 and ISO 27018; HITRUST Alliance’s HITRUST CSF; and Texas Department of Information Resources’ TX-RAMP certification. Annually, we also perform an internal/self-analysis of our adherence to the requirements stated in Australian Cyber Security Center (ASCS)’s IRAP framework and the United Kingdom’s National Cyber Security Centre’s Cyber Essentials. Any failure or perceived failure by us to comply with these contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection and cybersecurity may result in loss of certification, governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition.

If our network, application, or computer systems are breached or unauthorized access to customer data or other sensitive data is otherwise obtained or if we experience any other type of security incident, our platform may be perceived as insecure and we may lose existing customers or fail to attract new customers, operations may be disrupted if systems or data become unavailable, our reputation may be damaged and we may incur significant remediation costs or liabilities, including regulatory fines for violation of compliance requirements.
As a provider of cloud services, our operations involve the storage and transmission of our customers’ sensitive and proprietary information, and we also collect, store, transmit, and otherwise process large amounts of sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally in both frequency and sophistication (including the use of emerging artificial intelligence technologies), and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional cybersecurity risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, artificial intelligence-assisted deepfake attacks and disinformation campaigns, fraud, misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources), and malicious attacks such as distributed denial of service with the intention to cause extended period of service downtime, as well as other types of security incidents which could prevent customers from accessing our products and services. Attackers may, in addition to other motivations, seek to render unavailable, destroy, modify, or access without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers. Our employees and contractors who have access to company data as well as customer personal information and/or customer data could be a victim of social engineering tactics such as phishing and business email compromise, which could further lead to malware and/or ransomware being installed on our company assets and which could cause a potential compromise of systems and information. In addition, as we host our platform on third party cloud hosting services offered by the leading cloud hosting providers, any misconfiguration in the cloud due to our own unintentional error or lack of understanding, or any exploitation of vulnerabilities on those cloud hosting providers’ technology, could lead to unauthorized access, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals.

We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity, or may experience security incidents caused by other factors. While we have established a formal third party security risk assessment process to address security risks for our company relating to our key third party service providers, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties or insider threats may be able to circumvent those security measures or our own security measures, resulting in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. We also use and rely on several open source libraries and packages, and certain libraries and packages while developing our product and if such libraries or packages are vulnerable and are exploited, our ability to address such vulnerabilities in a timely manner may be limited and may result in disruptions to our platform or operations and in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. Occasionally, we also deploy code generated by artificial intelligence (AI) tools and improper or inadequate vetting of AI-generated code for any security related vulnerabilities may result in exploitation of such vulnerabilities leading to disruption, unauthorized access to our infrastructure, our confidential data or our customers' data.

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

Enterprise use of generative artificial intelligence (GenAI) technologies may result in access to and processing of sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer or private information and confidential information. Sending confidential and private data outside of our own servers could trigger legal and compliance exposure, as well as risks of information exposure, including unauthorized acquisition, use, or other processing. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform’s own systems and infrastructure are not secure, data breaches or incidents may occur and lead to the exposure of sensitive information such as customer data, financial information, and proprietary business information, or it may be believed or asserted that one or more of these has occurred. Any of these circumstances may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Threat actors could also use GenAI and other forms of artificial intelligence for malicious purposes, increasing the frequency or intensity of attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within the organization systems.

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

Our insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of certain matters relating to privacy and cybersecurity, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Additionally, with cybersecurity a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our platform. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, and related investigations, enforcement actions or other proceedings, brought by the FTC, state, local, or foreign regulators, and private litigants, which may result in fines, penalties, and other liabilities, and which may have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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

We also rely on SaaS and other technologies from third parties (including artificial intelligence technologies and services) in order to operate critical functions of our business. To the extent that our third-party service providers experience outages, disruptions, or other performance problems, or to the extent we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected. In addition, if our agreements with third-party software or services vendors are not renewed or the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers.

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
The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the technology industry must often defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods and may assert patent or other intellectual property rights against us and others in the industry. In addition, our customers' development and use of artificial intelligence may result in increased claims of infringement or other claims, including those based on unauthorized use of third-party technology or content. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement or other violation of intellectual property rights in order to extract settlements. From time to time, we have received and may receive in the future threatening letters, notices or “invitations to license,” or may be the subject of claims that our technology and business operations infringe or otherwise violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Claims of intellectual property infringement or other violations of intellectual property rights might require us to stop using technology found to infringe or violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar technology from another source, we could be forced to limit or stop selling our platform, we may not be able to meet our obligations to customers under our customer contracts, revenue and operating results could be adversely impacted, and we may be unable to compete effectively. Even if we are successful in defending against allegations of intellectual property infringement, litigation may be costly and may divert the time and other resources of our management. Additionally, customers may not purchase our platform if they are concerned that they may infringe or otherwise violate third-party intellectual property rights. The occurrence of any of these events may harm our business.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of January 31, 2025, we had 82 issued U.S. patents covering our technology for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our platform, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our platform is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties (including artificial intelligence technologies and services) from infringing upon or misappropriating our intellectual property.
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
Unauthorized use of our intellectual property may have already occurred or may occur in the future. Furthermore, given intellectual property ownership and license rights surrounding artificial intelligence, such as generative artificial intelligence, are currently not fully addressed by courts or regulators, we may not be able to protect our intellectual property against infringing use and our use or adoption of artificial intelligence may result in exposure to claims by third parties. We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We may not prevail in any lawsuits that we initiate. Any litigation, whether or not resolved in our favor, could subject us to substantial costs, divert resources and the attention of management and technical personnel from our business and adversely affect our business. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our platform, or injure our reputation.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of January 31, 2025, beneficially controlled approximately 79% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including those relating to privacy, data protection, and cybersecurity;
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
Further, we have been advised that Mr. James has pledged the shares of Class A common stock and Class B common stock beneficially owned by him to secure a loan with a financial institution, which loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that (1) he has substantial assets other than shares of our common stock and (2) if repayment of the loan is triggered there is a cure period to sell assets or restructure the loan. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold to meet these repayment requirements. Upon a default under such loan following any applicable cure period, the lenders could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of such shares to reduce the loan balance or by the lenders upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.

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

We have a unified and centrally coordinated team, led by our Chief Information Security Officer (CISO), that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with executive leadership team including CEO, CTO, CFO, CLO, CHRO, COO, and other members of the senior leadership team. The CISO has extensive experience in the management of cybersecurity risk management programs, having served in various leadership roles in information technology and information security for over 18 years. He also holds an undergraduate degree in information systems and a master’s degree in business administration and accounting. We believe the Company’s business leaders, including our CEO, CFO, CTO, CHRO, COO, and CLO, who have experience managing cybersecurity risk at Domo and at similar companies, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats. Reporting to our Chief Information Security Officer are several experienced security engineers, and governance, risk, and compliance professionals. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

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
Holders of Record
As of January 31, 2025, there was one holder of record of our Class A common stock and 82 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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

Comparison of Cumulative Total Return

Company/Index	Jan 31, 2019	Jan 31, 2020	Jan 31, 2021	Jan 31, 2022	Jan 31, 2023	Jan 31, 2024	Jan 31, 2025
Domo, Inc.	$99	$89	$232	$172	$57	$40	$31
S&P 500	101	122	144	177	162	196	248
S&P 500 Information Technology	96	141	193	244	205	308	393
Russell 2000	91	98	126	123	118	119	139
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ended January 31, 2025.
Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then enabling all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based AI and data products platform that digitally connects everyone at an organization – from the CEO to frontline employees – with all the people, data and systems in an organization, giving them access to real-time data and insights and allowing them to build data products that generate measurable value for the business.
 Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broad enterprise adoption.
We primarily offer our platform as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure, which is paid upfront. We believe a consumption-based service offering helps increase customer adoption and allows us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe this offering has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. Historically, we have offered our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, more than 68% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.

As of January 31, 2025, 69% of our customers were under multi-year contracts on a dollar-weighted basis compared to 66% and 65% of customers as of January 31, 2024 and 2023, respectively. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2024 and 2025, total RPO was $373.3 million and $423.8 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $241.2 million and $242.2 million as of January 31, 2024 and 2025, respectively.
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

From inception through January 31, 2025, we have invested $920.0 million in the development of our platform. As of January 31, 2025, we had 275 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these investments as a percentage of revenue will likely remain consistent over time.
For the years ended January 31, 2023, 2024 and 2025, we had total revenue of $308.6 million, $319.0 million and $317.0 million, respectively, representing year-over-year growth of 3% and decline of 1% for the years ended January 31, 2024 and 2025, respectively. Our enterprise customers generated revenue of $160.7 million, $155.8 million, and $145.0 million for the years ended January 31, 2023, 2024 and 2025, respectively, or year-over-year decline of 3% and 7%, respectively. Our corporate customers generated revenue of $147.9 million, $163.2 million, and $172.0 million for the years ended January 31, 2023, 2024 and 2025, respectively, or year-over-year growth of 10% and 5%, respectively.
For the years ended January 31, 2023, 2024 and 2025, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 78%, 79% and 80% of our total revenue for the years ended January 31, 2023, 2024 and 2025, respectively.
As a result of the effects of the macroeconomic environment, which has elongated the software sales cycle, increased deal scrutiny, and made renewal discussions more challenging, our revenue growth may be negatively impacted in the near term. In response to these dynamics, we have taken and intend to continue to take steps to better align our sales team and focus on controlling costs, which we expect will result in improved margins, sustained positive cash flow and efficient growth in the long term.
We have incurred significant net losses since our inception, including net losses of $105.6 million, $75.6 million and $81.9 million for the years ended January 31, 2023, 2024 and 2025, respectively, and had an accumulated deficit of $1,487.5 million at January 31, 2025. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of January 31, 2025, we had over 2,600 customers. Enterprise customers accounted for 52%, 49% and 46% of our revenue for the years ended January 31, 2023, 2024 and 2025, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
Customer Upsell and Retention
We employ a land, expand, and retain sales model, and our performance depends on our ability to retain customers and expand the use of our platform at existing customers over time. It currently takes multiple years for our customers to fully embrace the power of our platform. We are still in the early stages of expanding within many of our customers. Under consumption-based pricing, our customers have access to all features offered on our platform, which allows for increased discoverability across the entire customer organization. We believe that as customers continue to deploy greater volumes and sources of data for multiple use cases under our consumption-based pricing model, the unique features of our platform can address the needs of everyone within their organization.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our gross retention rate was 89%, 86% and 85% for the 12 months ended January 31, 2023, 2024 and 2025, respectively. Our gross retention has declined in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform.
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
The following table sets forth our ARR net retention rate for each of the eight quarters in the period ended January 31, 2025:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
All Customers	100%	98%	95%	91%	88%	88%	90%	91%
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
Sales and marketing expense as a percentage of total revenue was 56% and 51% for the years ended January 31, 2023 and 2024, respectively, compared to 48% for the year ended January 31, 2025.
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
Research and development expense as a percentage of total revenue was 31% and 27% for the years ended January 31, 2023 and 2024, respectively, compared to 28% for the year ended January 31, 2025.
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
The following table sets forth our billings for the years ended January 31, 2023, 2024 and 2025:

	Year Ended January 31,
	2023	2024	2025
Billings (in thousands)	$323,772	$321,093	$310,162
There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. The recent decline in our annual billings is primarily due to a decrease in our gross retention and ARR net retention rates. Our ARR net retention has increased sequentially for two consecutive quarters, and we expect this trend to continue as average contract length increases, customers with consumption-based agreements become a larger percentage of our renewal base, and our partner ecosystem expands.
The timing of renewal billings may vary due to our customers' requests to align end dates on multiple subscription contracts. The sequential quarterly changes in billings, accounts receivable, and deferred revenue during the fourth quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters.
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription revenue, which consists of consumption-based agreements and subscription-based agreements for our cloud-based platform. We also sell professional services.
Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based agreements is recognized ratably over the related contractual term of the contract. Amounts for the annual purchase commitments do not carry over beyond each annual commitment period. Revenue from subscription-based agreements is a function of customers, platform tier, number of users, price per user, and transaction and data volumes. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.
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
Total Other Expense, Net
Total other expense, net consists of loss on extinguishment of debt and other expense, net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2023	2024	2025
		(in thousands)
Revenue:
Subscription	$271,290	$285,500	$286,002
Professional services and other	37,355	33,489	31,042
Total revenue	308,645	318,989	317,044
Cost of revenue:
Subscription(1)	43,295	46,045	53,585
Professional services and other(1)	29,783	29,425	27,408
Total cost of revenue	73,078	75,470	80,993
Gross profit	235,567	243,519	236,051
Operating expenses:
Sales and marketing(1)(3)	173,300	163,902	151,505
Research and development(1)	95,093	85,049	87,899
General and administrative(1)(2)(3)	56,047	49,449	55,929
Total operating expenses	324,440	298,400	295,333
Loss from operations	(88,873)	(54,881)	(59,282)
Other expense, net:
Loss on extinguishment of debt	—	—	(1,850)
Other expense, net	(15,499)	(19,431)	(19,593)
Total other expense, net(1)	(15,499)	(19,431)	(21,443)
Loss before income taxes	(104,372)	(74,312)	(80,725)
Provision for income taxes	1,179	1,257	1,210
Net loss	$(105,551)	$(75,569)	$(81,935)
________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2024	2025
		(in thousands)
Cost of revenue:
Subscription	$2,676	$2,810	$3,190
Professional services and other	1,822	1,735	1,223
Sales and marketing	30,636	25,015	19,995
Research and development	24,335	19,520	18,245
General and administrative	23,680	14,565	15,892
Other expense, net	710	703	821
Total	$83,859	$64,348	$59,366

(2)Includes amortization of certain intangible assets of $0.1 million $0.1 million and $0.6 million for the years ended January 31, 2023, 2024 and 2025, respectively.

(3)Includes executive officer severance as follows:

	Year Ended January 31,
	2023	2024	2025
		(in thousands)
Sales and marketing	$620	$750	$—
General and administrative	—	1,553	—
Total executive officer severance	$620	$2,303	$—

	Year Ended January 31,
	2023	2024	2025
Revenue:
Subscription	88%	90%	90%
Professional services and other	12	10	10
Total revenue	100	100	100
Cost of revenue:
Subscription	14	14	17
Professional services and other	10	10	9
Total cost of revenue	24	24	26
Gross margin	76	76	74
Operating expenses:
Sales and marketing	56	51	48
Research and development	31	27	28
General and administrative	18	15	17
Total operating expenses	105	93	93
Loss from operations	(29)	(17)	(19)
Other expense:
Loss on extinguishment of debt	—	—	(1)
Other expense, net	(5)	(6)	(6)
Total other expense	(5)	(6)	(7)
Loss before income taxes	(34)	(23)	(26)
Provision for income taxes	—	—	—
Net loss	(34)%	(23)%	(26)%

Discussion of the Years Ended January 31, 2024 and 2025
Revenue

	Year Ended January 31,
	2024	2025	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$285,500	$286,002	$502	—%
Professional services and other	33,489	31,042	(2,447)	(7)
Total revenue	$318,989	$317,044	$(1,945)	(1)
Percentage of revenue:
Subscription	90%	90%
Professional services and other	10	10
Total	100%	100%
The increase in subscription revenue, which includes both consumption-based and subscription-based agreements, was primarily due to a $16.8 million increase from new customers and a $16.3 million net decrease from existing customers. Our customer count decreased 2% from January 31, 2024 to January 31, 2025. For the purpose of this comparison, new customers are defined as those added since the end of the prior year. Revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to a lower volume of billable hours delivered during the year ended January 31, 2025. For fiscal 2026 we expect that total revenue will be approximately flat compared to fiscal 2025.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2024	2025	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$46,045	$53,585	$7,540	16%
Professional services and other	29,425	27,408	(2,017)	(7)
Total cost of revenue	$75,470	$80,993	$5,523	7
Gross profit	$243,519	$236,051	$(7,468)	(3)
Gross margin:
Subscription	84%	81%
Professional services and other	12	12
Total gross margin	76	74
The increase in cost of subscription revenue was primarily due to a $4.6 million increase in our third-party web hosting services. Amortization related to capitalized software development costs increased by $2.2 million and employee-related costs increased by $1.3 million. Costs related to fees paid to third parties for use of their technology and services decreased by $0.6 million.
The decrease in cost of professional services and other revenue is primarily due to a $1.4 million decrease in outsourced services and a $0.7 million decrease in employee-related costs.
Subscription gross margin decreased primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. We expect subscription gross margin to stabilize in the near term and increase in the long term.

Services gross margin remained flat. We expect the gross margin for professional services and other to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with higher margins.
Operating Expenses

	Year Ended January 31,
	2024	2025	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$163,902	$151,505	$(12,397)	(8)%
Research and development	85,049	87,899	2,850	3
General and administrative	49,449	55,929	6,480	13
Total operating expenses	$298,400	$295,333	$(3,067)	(1)
Percentage of revenue:
Sales and marketing	51%	48%
Research and development	27	28
General and administrative	15	17
The decrease in sales and marketing expenses was primarily due to a $13.3 million decrease in employee-related costs. Sales and marketing expense as a percentage of total revenue decreased from 51% in the year ended January 31, 2024 to 48% in the year ended January 31, 2025. We expect sales and marketing expense as a percentage of revenue to decrease in the long term.
Research and development expenses increased primarily due to a $4.3 million increase in employee-related costs and a $0.7 million decrease in capitalized software, which increases expense. These increases were partially offset by a $1.9 million decrease in contract labor. Research and development expense as a percentage of revenue increased from 27% in the year ended January 31, 2024 to 28% in the year ended January 31, 2025. We expect research and development expense as a percentage of revenue to decrease in the long term.
General and administrative expenses increased primarily due to a $7.3 million increase in professional and legal fees. This was partially driven by a $2.4 million insurance reimbursement for legal fees that was realized during the year ended January 31, 2024 plus $1.5 million of costs related to the amendment to the credit facility that occurred during the year ended January 31, 2025. General and administrative expenses as a percent of revenue increased from 15% in the year ended January 31, 2024 to 17% in the year ended January 31, 2025. We expect general and administrative expense as a percentage of revenue to decrease in the near term and fluctuate from period to period in the long term.
Total Other Expense, Net

	Year Ended January 31,
	2024	2025	$ Change	% Change

	(in thousands)
Other expense, net:
Loss on extinguishment of debt	$—	$(1,850)	$(1,850)	(100)%
Other expense, net	(19,431)	(19,593)	(162)	(1)
Total other expense, net	$(19,431)	$(21,443)	$(2,012)	(10)
Loss on extinguishment of debt increased due to a $1.9 million loss as a result of the August 2024 amendment to the credit facility.
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
Income Taxes

	Year Ended January 31,
	2024	2025	$ Change	% Change
		(in thousands)
Provision for income taxes	$1,257	$1,210	$(47)	(4)%
Income taxes decreased primarily due to deferred tax treatment of certain expenses from our international subsidiaries during the year ended January 31, 2025. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.
Discussion of the Years Ended January 31, 2023 and 2024
For a discussion of the year ended January 31, 2024 compared to the year ended January 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2024.
Liquidity and Capital Resources
As of January 31, 2025, we had $45.3 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $125.3 million credit facility, all of which had been drawn as of January 31, 2025.
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
Credit Facility
The credit facility permits us to incur up to approximately $125.3 million in term loan borrowings, all of which had been drawn as of January 31, 2025. The credit facility is secured by substantially all of our assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of January 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2025, the cash interest rate was approximately 7.5%. In addition to the 7.5% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2024 and January 31, 2025.

Historical Cash Flow Trends

	Year Ended January 31,
	2023	2024	2025
		(in thousands)
Net cash (used in) provided by operating activities	$(10,890)	$2,583	$(9,052)
Net cash used in investing activities	(7,996)	(11,760)	(9,445)
Net cash provided by financing activities	2,424	3,471	3,391
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
Net cash used in operating activities during the year ended January 31, 2025 consisted of cash outflows of $336.0 million exceeding the $326.9 million of cash collected from customers. Significant components of cash outflows included $172.0 million for personnel costs and $73.6 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the year ended January 31, 2025 consisted primarily of $8.0 million of capitalized development costs related to internal-use software and $1.4 million of purchased property and equipment.
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
Net cash provided by financing activities for the year ended January 31, 2025 consisted primarily of $52.8 million of debt proceeds, $12.7 million of proceeds from short-term payable financing, and $1.9 million of proceeds from shares issued in connection with our employee stock purchase plan, offset by $53.2 million of repayment of debt and related fees, $9.0 million of payments on short-term payable financing, and $0.8 million used to repurchase shares for tax withholdings on vesting of restricted stock.

Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Our primary commitment is related to obligations under our credit facility. For more information regarding our credit facility, see Note 11 "Credit Facility" to the consolidated financial statements in Item 8 of Part II. In addition, we have obligations under leases for office space. For more information regarding our lease obligations, see Note 8 "Leases" to the consolidated financial statements in Item 8 of Part II. We also have non-cancelable commitments related to our cloud infrastructure. As of January 31, 2025, we had contractual commitments of $52.3 million related to these services, $9.9 million of which is due in the next 12 months and the remaining balance due thereafter.
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
Revenue Recognition
We derive revenue primarily from subscription revenue, which consists of consumption-based agreements and subscription-based agreements to our cloud-based platform. We also sell professional services. Revenue is recognized when control of these services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services, net of sales taxes.
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
Revenue from subscription-based agreements primarily consists of fees paid by customers to access our cloud-based platform, including support services. The majority of our subscription-based agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as we continually provide access to and fulfill our obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. Our contracts are generally non-cancelable. Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-

based contracts is also recognized ratably over the contractual term of the contract. Amounts for the annual purchase commitments do not carry over beyond each annual commitment period.
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
Interest Rate Risk
As of January 31, 2025, we had $45.3 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of January 31, 2025. As of January 31, 2025, the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of January 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2025, the cash interest rate was approximately 7.5%. In addition to the 7.5% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2025, we had total debt outstanding with a carrying amount of $117.7 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after January 31, 2025 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2024 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 3, 2025 expressed an unqualified opinion thereon.

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
Our audit procedures to test the determination of performance obligations, the allocation of the transaction price based on standalone selling prices and the timing of revenue recognition included, among others, obtaining an understanding of the Company’s service offerings and testing a sample of customer contracts from which the Company generated revenue. For each selection, we identified the services to be provided under the terms of the contract and assessed management’s determination of the performance obligations. We tested management’s determination of standalone selling prices for performance obligations by evaluating the appropriateness of the methodology applied, testing selections to corroborate the data underlying the Company’s calculations and testing the calculations for accuracy. We also tested that the timing of revenue recognition was appropriate. Additionally, we performed substantive analytical procedures to predict current year revenue based on prior year revenue adjusted for expected changes in the current year. We also tested the accuracy and completeness of relevant underlying data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Salt Lake City, Utah
April 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Domo, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Domo, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated April 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Salt Lake City, Utah
April 3, 2025

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2024	2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$60,939	$45,264
Accounts receivable, net of allowances of $3,711 and $3,470 as of January 31, 2024 and January 31, 2025, respectively	67,197	71,544
Contract acquisition costs, net	16,006	15,780
Prepaid expenses and other current assets	9,602	9,089
Total current assets	153,744	141,677
Property and equipment, net	27,003	28,625
Right-of-use assets	11,746	10,158
Contract acquisition costs, noncurrent, net	19,542	19,553
Intangible assets, net	2,740	2,125
Goodwill	9,478	9,478
Other assets	1,407	2,724
Total assets	$225,660	$214,340
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,313	$10,033
Accrued expenses and other current liabilities	43,430	60,909
Lease liabilities	4,807	5,731
Deferred revenue	185,250	178,276
Total current liabilities	237,800	254,949
Lease liabilities, noncurrent	11,135	7,695
Deferred revenue, noncurrent	2,736	2,828
Other liabilities, noncurrent	14,001	8,446
Long-term debt	113,534	117,668
Total liabilities	379,206	391,586
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2024 and 2025; no shares issued and outstanding as of January 31, 2024 and 2025	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized, issued and outstanding as of January 31, 2024 and 2025	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2024 and 2025; 33,656 and 36,190 shares issued and outstanding as of January 31, 2024 and 2025, respectively	34	36
Additional paid-in capital	1,252,200	1,310,922
Accumulated other comprehensive loss	(180)	(669)
Accumulated deficit	(1,405,603)	(1,487,538)
Total stockholders' deficit	(153,546)	(177,246)
Total liabilities and stockholders' deficit	$225,660	$214,340
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2023	2024	2025
Revenue:
Subscription	$271,290	$285,500	$286,002
Professional services and other	37,355	33,489	31,042
Total revenue	308,645	318,989	317,044
Cost of revenue:
Subscription	43,295	46,045	53,585
Professional services and other	29,783	29,425	27,408
Total cost of revenue	73,078	75,470	80,993
Gross profit	235,567	243,519	236,051
Operating expenses:
Sales and marketing	173,300	163,902	151,505
Research and development	95,093	85,049	87,899
General and administrative	56,047	49,449	55,929
Total operating expenses	324,440	298,400	295,333
Loss from operations	(88,873)	(54,881)	(59,282)
Other expense, net:
Loss on extinguishment of debt	—	—	(1,850)
Other expense, net	(15499)	(19,431)	(19,593)
Total other expense, net	(15,499)	(19,431)	(21,443)
Loss before income taxes	(104,372)	(74,312)	(80,725)
Provision for income taxes	1,179	1,257	1,210
Net loss	$(105,551)	$(75,569)	$(81,935)
Net loss per share, basic and diluted	$(3.10)	$(2.10)	$(2.13)
Weighted-average number of shares used in computing net loss per share, basic and diluted	34,092	36,050	38,501
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2023	2024	2025
Net loss	$(105,551)	$(75,569)	$(81,935)
Foreign currency translation adjustments	(710)	142	(489)
Comprehensive loss	$(106,261)	$(75,427)	$(82,424)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)

			Stockholders' Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	3,263,659	$3	29,729,822	$30	$1,098,084	$388	$(1,224,483)	$(125,978)
Vesting of restricted stock units	—	—	1,630,656	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	—	—	164,959	—	1,563	—	—	1,563
Exercise of stock options	—	—	47,389	—	861	—	—	861
Stock-based compensation expense	—	—	—	—	83,413	—	—	83,413
Other comprehensive loss	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	(105,551)	(105,551)
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	1,742,989	2		—	—	2
Issuance of common stock under employee stock purchase plan	—	—	332,303	—	3,406	—	—	3,406
Exercise of stock options	—	—	7,638	—	65	—	—	65
Stock-based compensation expense	—	—	—	—	64,808	—	—	64,808
Other comprehensive income	—	—	—	—	—	142	—	142
Net loss	—	—	—	—	—	—	(75,569)	(75,569)
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	2,378,046	2	—	—	—	2
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(116,694)	—	(820)	—	—	(820)
Issuance of common stock under employee stock purchase plan	—	—	273,340	—	1,910	—	—	1,910
Stock-based compensation expense	—	—	—	—	57,632	—	—	57,632
Other comprehensive loss	—	—	—	—	—	(489)	—	(489)
Net loss	—	—	—	—	—	—	(81,935)	(81,935)
Balance as of January 31, 2025	3,263,659	$3	36,190,448	$36	$1,310,922	$(669)	$(1,487,538)	$(177,246)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2024	2025
Cash flows from operating activities
Net loss	$(105,551)	$(75,569)	$(81,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,290	6,622	9,236
Non-cash lease expense	4,727	4,318	4,399
Amortization of contract acquisition costs	16,943	17,770	17,524
Stock-based compensation expense	83,859	64,348	59,366
Loss on extinguishment of debt	—	—	1,850
Remeasurement of warrant liability	—	—	150
Other, net	6,768	4,735	6,209
Change in operating assets and liabilities:
Accounts receivable, net	(14,809)	11,761	(4,347)
Contract acquisition costs	(16,999)	(15,324)	(17,492)
Prepaid expenses and other	2,390	(1,593)	123
Accounts payable	6,947	(6,974)	1,829
Operating lease liabilities	(6,179)	(5,177)	(5,334)
Accrued expenses and other liabilities	(9,403)	(4,438)	6,252
Deferred revenue	15,127	2,104	(6,882)
Net cash (used in) provided by operating activities	(10,890)	2,583	(9,052)
Cash flows from investing activities
Purchases of property and equipment	(7,996)	(11,734)	(9,445)
Purchases of intangible assets	—	(26)	—
Net cash used in investing activities	(7,996)	(11,760)	(9,445)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	—	—	(1,003)
Proceeds from shares issued in connection with employee stock purchase plan	1,563	3,406	1,910
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(820)
Debt proceeds, net of issuance costs	—	—	52,758
Repayment of debt and related fees	—	—	(53,177)
Proceeds from short-term payable financing	6,624	—	12,694
Payments on short-term payable financing	(6,624)	—	(8,971)
Proceeds from exercise of stock options	861	65	—
Net cash provided by financing activities	2,424	3,471	3,391
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(599)	145	(569)
Net decrease in cash, cash equivalents, and restricted cash	(17,061)	(5,561)	(15,675)
Cash, cash equivalents, and restricted cash at beginning of period	83,561	66,500	60,939
Cash, cash equivalents, and restricted cash at end of period	$66,500	$60,939	$45,264
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$309	$577	$1,166
Cash paid for interest	$9,111	$12,593	$12,117
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$4,608	$806	$2,863
Purchases of property and equipment included in accounts payable and lease liabilities	$1,275	$329	$416
Stock-based compensation capitalized as internal-use software	$1,583	$2,509	$2,406
Debt issuance costs in accounts payable and accrued liabilities	$—	$—	$206
Deferred offering costs for registration statement in accounts payable and accrued liabilities	$—	$—	$164
Issuance of warrants in connection with credit facility	$—	$—	$11,058
See accompanying notes to consolidated financial statements.

Domo, Inc.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the data, systems and people in an organization, giving them access to real-time data and insights and allowing them to put data to work for everyone so they can multiply their impact on the business. The Company is incorporated in Delaware. The Company's headquarters is located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, Canada, Spain and India.
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
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. This financial information primarily includes consolidated GAAP and non-GAAP measures of profit and loss as well as certain consolidated balance sheet and cash flow measures. The measures most consistent with GAAP used by the CODM are consolidated net income (loss) and operating cash provided by (used in) operating activities. As a result of the CODM being regularly provided these measures on a consolidated basis, any significant financial segment information is inherently reflected in the Company's consolidated financial statements and related notes.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2024 and January 31, 2025. Restricted cash is related to a letter of credit established in conjunction with an amendment to an existing lease agreement that was outstanding as of January 31, 2024. The letter of credit was canceled during the twelve months ended January 31, 2025.
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
Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2023, 2024 and 2025 were as follows (in thousands):

Balance as of January 31, 2022	$3,793
Additions	3,019
Write-offs	(4,728)
Balance as of January 31, 2023	2,084
Additions	7,977
Write-offs	(6,350)
Balance as of January 31, 2024	3,711
Additions	6,528
Write-offs	(6,769)
Balance as of January 31, 2025	$3,470
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
Amortization expense related to contract acquisition costs was $17.1 million, $17.8 million and $17.5 million for the years ended January 31, 2023, 2024 and 2025, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Revenue Recognition
The Company derives revenue primarily from subscription revenue, which consists of consumption-based agreements and subscription-based agreements for its cloud-based platform. The Company also sells professional services. Revenue is recognized when control of these services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services, net of sales taxes.
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
Subscription revenue primarily consists of fees paid by customers to access the Company’s cloud-based platform, including support services, through both consumption-based agreements and subscription-based agreements. The majority of these agreements have multi-year contractual terms and a smaller percentage have annual contractual terms. Consumption-based agreements utilize a tiered pricing structure for an annual purchase commitment based upon an estimated volume of usage. Revenue from the annual purchase commitment in consumption-based agreements is recognized ratably over the related contractual term of the contract. Amounts for the annual purchase commitments do not carry over beyond each annual commitment period. Revenue for subscription-based agreements is a function of customers, platform tier, number of users, price per user, and transaction and data volumes. Revenue for subscription-based agreements is also recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company's contracts are generally non-cancelable.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $13.9 million, $11.7 million and $9.0 million for the years ended January 31, 2023, 2024 and 2025, respectively.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 28% and 32% of total cash, cash equivalents, and restricted cash as of January 31, 2024 and January 31, 2025, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the years ended January 31, 2023, 2024 and 2025 or more than 10% of accounts receivable as of January 31, 2024 and January 31, 2025.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional operating segment disclosures in annual and interim consolidated financial statements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company adopted this standard during the year ended January 31, 2025 with no material impacts to its consolidated financial statements or related disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures of relevant income statement expenses to improve financial reporting by enhancing transparency in the notes to the financial statements, specifically regarding expense categories. For public business entities, this ASU is effective for fiscal year beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2023-09.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Cash, Cash Equivalents, and Restricted Cash
The amortized cost and estimated fair value of the Company’s cash, cash equivalents, and restricted cash as of January 31, 2024 and January 31, 2025 were as follows (in thousands):

	January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$45,297	$—	$—	$45,297
Cash equivalents:
Money market funds	11,942	—	—	11,942
Restricted cash (1)	3,700			3,700
Total cash, cash equivalents, and restricted cash	$60,939	$—	$—	$60,939

	January 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$30,208	$—	$—	$30,208
Cash equivalents:
Money market funds	15,056	—	—	15,056
Total cash, cash equivalents, and restricted cash	$45,264	$—	$—	$45,264

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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2024 and January 31, 2025 by level within the fair value hierarchy (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,942	$—	$—	$11,942
Total cash equivalents	$11,942	$—	$—	$11,942

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,056	$—	$—	$15,056
Total cash equivalents	$15,056	$—	$—	$15,056
Financial liability:
Warrants	$—	$—	$11,208	$11,208
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2024	$—
Issuance of Class B common stock warrants	11,058
Change in fair value of Class B common stock warrants	150
Balance as of January 31, 2025	$11,208
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Year ended January 31,
2025
Expected stock price volatility	70% - 79%
Expected term	3.0 - 4.0 years
Risk-free interest rate	3.81% - 4.80%
Expected dividend yield	—
During the years ended January 31, 2024 and 2025, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2024	2025
Capitalized internal-use software development costs	$55,018	$65,225
Computer equipment and software	1,997	2,069
Leasehold improvements	3,949	4,904
Furniture, vehicles and office equipment	1,158	1,745
	62,122	73,943
Less accumulated depreciation and amortization	(35,119)	(45,318)
	$27,003	$28,625
Depreciation and amortization expense related to property and equipment was $5.4 million, $6.5 million and $8.7 million for the years ended January 31, 2023, 2024 and 2025, respectively.
The Company capitalized $8.2 million, $11.1 million and $10.4 million in software development costs during the years ended January 31, 2023, 2024 and 2025, respectively. Amortization of capitalized software development costs was $5.0 million, $5.4 million and $7.0 million for the years ended January 31, 2023, 2024 and 2025, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2024	2025
Intellectual property excluding patents	$2,484	$2,437
Patents	950	950
	3,434	3,387
Less accumulated amortization	(694)	(1,262)
	$2,740	$2,125
Amortization expense related to intangible assets was $0.1 million, $0.1 million and $0.6 million for the years ended January 31, 2023, 2024 and 2025, respectively. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 2.4 years. Intellectual property excluding patents is being amortized over a weighted-average remaining useful life of approximately 4.0 years.
As of January 31, 2025, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2026	568
2027	563
2028	498
2029	496
$2,125

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2024	2025
Accrued expenses	$16,284	$14,203
Warrant liability	—	11,208
Accrued bonus	8,057	8,872
Accrued commissions	4,677	8,297
Accrued payroll and benefits	4,541	5,047
Short-term payable financing liability	—	4,435
Accrued payroll taxes	2,475	2,082
Sales and other taxes payable	1,339	1,798
Employee stock purchase plan liability	1,826	1,276
Other accrued liabilities	4,231	3,691
	$43,430	$60,909
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
Components of lease expense are summarized as follows (in thousands):

	Year Ended January 31,
	2023	2024	2025
Operating lease expense	$7,042	$6,131	$5,999
Short-term lease expense	1,274	1,522	1,177
Total lease expense	$8,316	$7,653	$7,176

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Leases (Continued)

Lease term and discount rate information are summarized as follows:

As of January 31, 2025
Weighted average remaining lease term (years)	2.2
Weighted average discount rate	11.1%
Maturities of lease liabilities as of January 31, 2025 were as follows (in thousands):

Year Ending January 31:
2026	$6,686
2027	6,367
2028	1,833
Total lease payments	14,886
Less imputed interest	(1,460)
Present value of lease liabilities	$13,426
Cash paid for operating leases was $6.5 million, $7.1 million and $7.2 million during the years ended January 31, 2023, 2024 and 2025, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $3.0 million as of January 31, 2025. Sublease income was $0.4 million, $1.8 million and $0.9 million for the years ended January 31, 2023, 2024 and 2025, respectively.
In September 2024, the Company entered into an agreement to lease office space from a current landlord to replace existing office space. The lease term commences in June 2025 and runs for a period of approximately three years, with rent payments over the term of the lease totaling approximately $5.8 million as of the date of the agreement.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2023, 2024 and 2025 were as follows (in thousands):

Balance as of January 31, 2022	$170,755
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(166,453)
Increase due to billings excluding amounts recognized as revenue during the period	181,580
Balance as of January 31, 2023	185,882
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(184,029)
Increase due to billings excluding amounts recognized as revenue during the period	186,133
Balance as of January 31, 2024	187,986
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(186,502)
Increase due to billings excluding amounts recognized as revenue during the period	179,620
Balance as of January 31, 2025	$181,104
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2025,

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Deferred Revenue and Performance Obligations (Continued)

approximately $403.6 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $225.1 million of this amount during the twelve months following January 31, 2025, with the balance recognized thereafter. As of January 31, 2025, approximately $20.2 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $17.1 million of which is expected to be recognized during the twelve months following January 31, 2025, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2023	2024	2025
United States	$241,753	$253,030	$252,225
International	66,892	65,959	64,819
Total	$308,645	$318,989	$317,044
Percentage of revenue by geographic area:
United States	78%	79%	80%
International	22%	21%	20%
Other than the United States, no other individual country exceeded 10% of total revenue for the years ended January 31, 2023, 2024 and 2025. As of January 31, 2025, substantially all of the Company’s property and equipment was located in the United States.

11. Debt
Credit Facility
The Company has a credit facility that permits up to approximately $125.3 million in term loan borrowings, all of which had been drawn as of January 31, 2025. The credit facility is secured by substantially all of the Company's assets.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of January 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2025, the cash interest rate was approximately 7.5%. In addition to the 7.5% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the years ended January 31, 2023, 2024 and 2025, $2.8 million, $2.9 million and $4.5 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,
	2024	2025
Principal	$116,336	$128,238
Less: unamortized debt issuance costs	(2,802)	(10,570)
Net carrying amount	$113,534	$117,668

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2024 and January 31, 2025.
The Company incurred interest expense of $15.5 million, $19.3 million and $19.8 million for the years ended January 31, 2023, 2024 and 2025, respectively.
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
Letter of Credit
In conjunction with a September 2022 amendment to an existing lease agreement, the Company provided a $3.7 million letter of credit to secure the Company’s obligations to pay the landlord for the cost of improvements in excess of the

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)
landlord's contribution. No draws were made on the letter of credit and the letter of credit was canceled during the year ended January 31, 2025. The amount underlying such letter of credit is reflected as restricted cash under cash, cash equivalents, and restricted cash in the Company's condensed consolidated balance sheets as of January 31, 2024.
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2025, the Company had non-cancelable commitments related to these services of $52.3 million for periods through 2027.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2024 and January 31, 2025, no shares of preferred stock were issued and outstanding.
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
At January 31, 2024 and 2025, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2024 and 2025, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2024 and 2025 there were 33,655,756 and 36,190,448 shares of Class B common stock issued and outstanding, respectively.
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
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2025, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2025, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2025, the number of shares available for grant under the 2018 Plan was increased by 1,845,970 shares. As of January 31, 2025, there were 3,079,396 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2023	2024	2025
Cost of revenue:
Subscription	$2,676	$2,810	$3,190
Professional services and other	1,822	1,735	1,223
Sales and marketing	30,636	25,015	19,995
Research and development	24,335	19,520	18,245
General and administrative	23,680	14,565	15,892
Other expense, net	710	703	821
Total	$83,859	$64,348	$59,366
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the years ended January 31, 2023, 2024, and 2025.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2023, 2024 and 2025:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	963,288	$26.16	2.9	$20,166
Exercised	(47,389)	18.17
Expired	(39,615)	30.48
Outstanding as of January 31, 2023	876,284	26.40	1.9	59
Exercised	(7,638)	8.40
Expired	(75,332)	26.95
Outstanding as of January 31, 2024	793,314	26.52	1.0	$—
Exercised	—	—
Expired	(722,461)	25.59
Outstanding as of January 31, 2025	70,853	$36.06	1.7	$—
The aggregate intrinsic value of options exercised was $1.5 million and $0.0 million for the years ended January 31, 2023 and 2024, respectively. No options were exercised during the year ended January 31, 2025. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2025, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2023, 2024 and 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2022	4,338,619	$55.40
Granted	2,314,571	39.46
Vested	(1,630,656)	51.26
Canceled	(1,128,440)	53.27
Outstanding as of January 31, 2023	3,894,094	48.27
Granted	3,523,844	14.38
Vested	(1,742,989)	46.69
Canceled	(948,659)	38.85
Outstanding as of January 31, 2024	4,726,290	25.61
Granted	3,367,104	7.96
Vested	(2,378,046)	27.46
Canceled	(645,187)	26.56
Outstanding as of January 31, 2025	5,070,161	$13.91
As of January 31, 2025, there was $61.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the year ended January 31, 2025, the number of shares available under the ESPP was increased by 553,791 shares. As of January 31, 2025, there were 471,002 shares available under the ESPP.
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
As of January 31, 2025, a total of approximately 290,360 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of January 31, 2025,

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
total unrecognized stock-based compensation related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.5 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2023	2024	2025
Expected stock price volatility	60% - 90%	74% - 93%	45% - 65%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Risk-free interest rate	1.09% - 4.05%	4.60% - 5.58%	3.96% - 5.36%
Expected dividend yield	–	–	–

15. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2023	2024	2025
Current income provision:
State	$135	$81	$92
Foreign	586	884	868
	721	965	960
Deferred income tax provision:
Foreign	458	292	250
Provision for income taxes	$1,179	$1,257	$1,210
Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2023	2024	2025
Tax benefit at U.S. federal statutory rate(1)	$(21,918)	$(15,606)	$(16,952)
State income taxes, net of federal tax benefit	(5,325)	(1,587)	(3,188)
Non-deductible expenses	3,168	1,077	2,451
Foreign tax differential	7	183	340
Stock-based compensation	10,730	14,272	11,370
Research and development credits	(1,839)	(2,777)	(1,386)
Change in valuation allowance	16,260	6,411	5,757
Foreign withholding taxes	82	245	220
Other	14	(961)	2,598
Provision for income taxes	$1,179	$1,257	$1,210

(1) The statutory tax rate used in this analysis was 21% for the years ended January 31, 2023, 2024 and 2025.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2024	2025
Deferred tax assets:
Net operating loss carryforwards	$315,082	$316,434
Research and development credit carryforwards	25,013	26,398
174 Expense	21,403	22,899
163(j) interest limitation	16,759	20,044
Stock based compensation	6,992	5,077
Lease liability	3,969	3,663
Deferred revenue	682	712
Accruals and other reserves	502	618
Foreign acquisition costs	33	—
Other	515	717
Gross deferred tax assets	390,950	396,562
Valuation allowance	(375,505)	(381,262)
Total deferred tax assets, net of valuation allowance	15,445	15,300

Deferred tax liabilities:
Contract acquisition costs	(8,306)	(8,452)
Capitalized software	(4,583)	(4,843)
Right-of-use assets	(2,923)	(2,845)
Basis difference in intangible assets	(350)	(268)
Other	(190)	—
Total deferred tax liabilities	(16,352)	(16,408)
Net deferred tax liabilities	$(907)	$(1,108)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While limited losses may be utilized due to capitalization of research and development expense, the Company determined it was more-likely-than-not that its domestic deferred tax assets would not be realized as of January 31, 2024 and 2025 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
As of January 31, 2025, the Company had federal and state NOLs available to offset future taxable income, if any, of $1,183.2 million and $1,364.4 million, respectively. The federal NOLs will begin to expire in 2032. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2025, the Company also had unused federal and state research and development tax credits of $27.2 million and $10.1 million, respectively. A small portion of the federal and state credits will expire depending upon the various rules in the states in which the Company operates.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
During the fiscal years ended years ended January 31, 2023, 2024 and 2025, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2023	2024	2025
Beginning balance	$7,236	$7,868	$8,839
Increase in unrecognized tax benefits taken in prior years	663	640	—
(Decrease) increase in unrecognized tax benefits related to current year	(31)	331	491
	$7,868	$8,839	$9,330
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
The Company paid income taxes of $0.3 million, $0.6 million and $1.2 million during the years ended January 31, 2023, 2024 and 2025, respectively.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Year Ended January 31,
	2023		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(10,106)	$(95,445)	$(6,842)	$(68,727)	$(6,946)	$(74,989)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	30,828	3,264	32,786	3,264	35,237
Net loss per share, basic and diluted	$(3.10)	$(3.10)	$(2.10)	$(2.10)	$(2.13)	$(2.13)
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

	Year Ended January 31,
	2023	2024	2025
Options to purchase common stock	92	2	—
Restricted stock units	425	470	402
Common stock warrants	—	—	644
	517	472	1,046
17. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. A portion of individual employee contributions are matched up to a certain percentage of the their pretax salary. The Company recorded expenses for contributions to its retirement savings plan of $4.4 million, $4.3 million and $4.0 million during the years ended January 31, 2023, 2024 and 2025, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2025.
The effectiveness of our internal controls over financial reporting as of January 31, 2025 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2025.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2025.

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

DOMO, INC.

Date: April 3, 2025	By:	/s/ Joshua G. James
Joshua G. James
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 3, 2025	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua G. James and Tod Crane, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2025
Joshua G. James

/s/ Tod Crane	Chief Financial Officer (Principal Accounting and Financial Officer)	April 3, 2025
Tod Crane

/s/ Dan Strong	Director	April 3, 2025
Dan Strong

/s/ Carine S. Clark	Director	April 3, 2025
Carine S. Clark

/s/ Renée Soto	Director	April 3, 2025
Renée Soto

/s/ Daniel Daniel	Director	April 3, 2025
Daniel Daniel

/s/ Jeff Kearl	Director	April 3, 2025
Jeff Kearl

/s/ John Pestana	Director	April 3, 2025
John Pestana

/s/ Ryan Wright	Director	April 3, 2025
Ryan Wright

/s/ David Jolley	Director	April 3, 2025
David Jolley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws	8-K	001-38553	3.1	May 8, 2023
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-225348	4.1	June 18, 2018
4.2	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.3	Form of Warrant to Purchase Stock, dated as of February 17, 2024	10-Q	001-38553	4.1	June 7, 2024
4.4	Form of Warrant to Purchase Stock, dated as of August 19, 2024	10-Q	001-38553	4.1	September 6, 2024
4.5	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan, as amended, and forms of agreements thereunder	10-K	001-38553	10.5	March 27, 2023
10.6+	Executive Incentive Compensation Plan	S-1/A	333-225348	10.6	June 18, 2018
10.7	Omnibus Amendment and Restatement, dated as of August 8, 2023, among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders party thereto from time to time, Obsidian Agency Services Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent for the Lenders	10-Q	001-38553	10.1	September 5, 2023
10.8	First Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated as of February 17, 2024, by and among Domo, Inc. a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services, Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent for the Lenders	10-Q	001-38553	10.1	June 7, 2024
10.9
Second Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated as of August 19, 2024, by and among Domo, Inc., a Delaware corporation, Domo, Inc. a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services, Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent for the Lenders
						X
10.10	Controlled Equity OfferingSM Sales Agreement, dated September 6, 2024, by and between Domo, Inc. and Cantor Fitzgerald & Co.	S-3	333-281962	1.2	September 6, 2024

10.11+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.12	Amended and Restated Outside Director Compensation Policy					X
10.13+	Aircraft Dry Lease Agreement, dated October 15, 2015 between the registrant and JJ Spud LLC	S-1	333-225348	10.11	June 1, 2018
10.14+	Letter Agreement, dated as of March 1, 2022, by and among the Company, Joshua James, Cocolalla, LLC and Cinnamon Birch, LLC	8-K	001-38553	10.1	March 1, 2022
10.15+	Registration Rights Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.3	March 1, 2022
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Powers of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-38553	97.1	March 28, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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