Form 10-Q
period 2025-04-30
DOMO, INC.
filed 2025-06-06
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 4, 2025, there were approximately 3,263,659 shares of the registrant's Class A common stock and 36,971,409 shares of the registrant's Class B common stock outstanding

SUMMARY RISK FACTORS
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$45,264	$47,180
Accounts receivable, net of allowances of $3,470 and $2,556 as of January 31, 2025 and April 30, 2025, respectively	71,544	43,918
Contract acquisition costs, net	15,780	15,722
Prepaid expenses and other current assets	9,089	10,283
Total current assets	141,677	117,103
Property and equipment, net	28,625	28,978
Right-of-use assets	10,158	9,192
Contract acquisition costs, noncurrent, net	19,553	20,150
Intangible assets, net	2,125	1,984
Goodwill	9,478	9,478
Other assets	2,724	2,795
Total assets	$214,340	$189,680
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,033	$12,654
Accrued expenses and other current liabilities	60,909	49,783
Lease liabilities	5,731	6,000
Deferred revenue	178,276	162,935
Total current liabilities	254,949	231,372
Lease liabilities, noncurrent	7,695	6,197
Deferred revenue, noncurrent	2,828	1,961
Other liabilities, noncurrent	8,446	9,105
Long-term debt	117,668	119,747
Total liabilities	391,586	368,382
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2025 and April 30, 2025; no shares issued and outstanding as of January 31, 2025 and April 30, 2025	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2025 and April 30, 2025; 3,264 shares issued and outstanding as of January 31, 2025 and April 30, 2025	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2025 and April 30, 2025; 36,190 and 36,941 shares issued and outstanding as of January 31, 2025 and April 30, 2025, respectively	36	37
Additional paid-in capital	1,310,922	1,326,158
Accumulated other comprehensive loss	(669)	690
Accumulated deficit	(1,487,538)	(1,505,590)
Total stockholders' deficit	(177,246)	(178,702)
Total liabilities and stockholders' deficit	$214,340	$189,680
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2024	2025
Revenue:
Subscription	$72,110	$71,389
Professional services and other	7,993	8,722
Total revenue	80,103	80,111
Cost of revenue:
Subscription	12,775	13,787
Professional services and other	7,939	6,881
Total cost of revenue	20,714	20,668
Gross profit	59,389	59,443
Operating expenses:
Sales and marketing	42,219	39,661
Research and development	22,719	19,961
General and administrative	15,901	14,167
Total operating expenses	80,839	73,789
Loss from operations	(21,450)	(14,346)
Other expense, net	(4,431)	(3,515)
Loss before income taxes	(25,881)	(17,861)
Provision for income taxes	126	191
Net loss	$(26,007)	$(18,052)
Net loss per share, basic and diluted	$(0.69)	$(0.45)
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,482	39,735
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2025
Net loss	$(26,007)	$(18,052)
Foreign currency translation adjustments	(246)	1,359
Comprehensive loss	$(26,253)	$(16,693)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	1,111,795	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	143,206	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	—	—	15,196	—	—	15,196
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(26,007)	(26,007)
Balance as of April 30, 2024	3,263,659	$3	34,910,757	$35	$1,268,517	$(426)	$(1,431,610)	$(163,481)

	Three Months Ended April 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2025	3,263,659	$3	36,190,448	$36	$1,310,922	$(669)	$(1,487,538)	$(177,246)
Vesting of restricted stock units	—	—	696,803	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(58,691)		(486)	—	—	(486)
Issuance of common stock under employee stock purchase plan	—	—	112,108	—	680	—	—	680
Stock-based compensation expense	—	—	—	—	15,042	—	—	15,042
Other comprehensive income	—	—	—	—	—	1,359	—	1,359
Net loss	—	—	—	—	—	—	(18,052)	(18,052)
Balance as of April 30, 2025	3,263,659	$3	36,940,668	$37	$1,326,158	$690	$(1,505,590)	$(178,702)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2025
Cash flows from operating activities
Net loss	$(26,007)	$(18,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,356	2,291
Non-cash lease expense	1,080	1,102
Amortization of contract acquisition costs	4,301	4,478
Stock-based compensation expense	14,142	15,455
Remeasurement of warrant liability	(566)	(1,158)
Other, net	1,058	2,181
Change in operating assets and liabilities:
Accounts receivable, net	19,349	27,626
Contract acquisition costs	(1,995)	(4,736)
Prepaid expenses and other	(345)	(857)
Accounts payable	6,678	3,354
Operating lease liabilities	(1,280)	(1,362)
Accrued expenses and other liabilities	(2,263)	(10,163)
Deferred revenue	(14,607)	(16,208)
Net cash provided by operating activities	1,901	3,951
Cash flows from investing activities
Purchases of property and equipment	(2,526)	(2,927)
Cash used in investing activities	(2,526)	(2,927)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	—	(164)
Proceeds from shares issued in connection with employee stock purchase plan	1,121	680
Shares repurchased for tax withholdings on vesting of restricted stock	—	(486)
Debt issuance costs	—	(206)
Proceeds from short-term payable financing	—	3,303
Payments on short-term payable financing	—	(3,722)
Net cash provided by (used in) financing activities	1,121	(595)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(277)	1,487
Net increase in cash, cash equivalents, and restricted cash	219	1,916
Cash, cash equivalents, and restricted cash at beginning of period	60,939	45,264
Cash, cash equivalents, and restricted cash at end of period	$61,158	$47,180
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$837	$320
Cash paid for interest	$3,226	$2,406
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$1,050	$—
Purchases of property and equipment included in accounts payable and lease liabilities	$110	$5
Stock-based compensation capitalized as internal-use software	$537	$551
Issuance of warrants in connection with credit facility	$2,222	$—
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2025, and the condensed consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the three months ended April 30, 2024 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2025 and its results of operations and cash flows for the three months ended April 30, 2024 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2025, included in the Company's Annual Report on Form 10-K.
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
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. This financial information primarily includes consolidated GAAP and non-GAAP measures of profit and loss as well as certain consolidated balance sheet and cash flow measures. The measures most consistent with GAAP used by the Chief Operating Decision Maker ("CODM") are consolidated net income (loss) and operating cash provided by (used in) operating activities. As a result of the CODM being regularly provided these measures on a consolidated basis, any significant financial segment information is inherently reflected in the Company's consolidated financial statements and related notes.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2025 and April 30, 2025.
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
Amortization expense related to contract acquisition costs was $4.3 million and $4.5 million for the three months ended April 30, 2024 and 2025, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.4 million and $2.5 million for the three months ended April 30, 2024 and 2025, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 32% and 36% of total cash and cash equivalents as of January 31, 2025 and April 30, 2025, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2024 and 2025 or more than 10% of accounts receivable as of January 31, 2025 and April 30, 2025.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional operating segment disclosures in annual and interim consolidated financial statements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company adopted this standard during the year ended January 31, 2025 with no material impacts to its consolidated financial statements or related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosures of disaggregated income taxes paid and the effective tax rate reconciliation. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024 on a retrospective or prospective basis. Only annual requirements were adjusted with this ASU. The Company has evaluated the impact of adopting ASU 2023-09 and expects the impact to be minimal and presentational in nature.
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
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2025 and April 30, 2025 were as follows (in thousands):

	January 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$30,208	$—	$—	$30,208
Cash equivalents:
Money market funds	15,056	—	—	15,056
Total cash and cash equivalents	$45,264	$—	$—	$45,264

	April 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$34,191	$—	$—	$34,191
Cash equivalents:
Money market funds	12,989	—	—	12,989
Total cash and cash equivalents	$47,180	$—	$—	$47,180

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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2025 and April 30, 2025 by level within the fair value hierarchy (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,056	$—	$—	$15,056
Financial liability:
Warrant liability	$—	$—	$11,208	$11,208

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,989	$—	$—	$12,989
Financial liability:
Warrant liability	$—	$—	$10,050	$10,050
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
The change in the fair value of the warrant liability was as follows (in thousands):

Balance as of January 31, 2025	$11,208
Change in fair value of Class B common stock warrants	(1,158)
Balance as of April 30, 2025	$10,050
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)

Three months ended April 30,
2025
Expected stock price volatility	69% - 72%
Expected term	2.8 - 3.6 years
Risk-free interest rate	3.58% - 4.32%
Expected dividend yield	—
During the three months ended April 30, 2025, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2025	2025
Capitalized internal-use software development costs	$65,225	$68,136
Computer equipment and software	2,069	2,136
Leasehold improvements	4,904	4,890
Furniture, vehicles and office equipment	1,745	1,745
	73,943	76,907
Less accumulated depreciation and amortization	(45,318)	(47,929)
	$28,625	$28,978
Depreciation and amortization expense related to property and equipment was $2.2 million and $2.1 million for the three months ended April 30, 2024 and 2025, respectively.
The Company capitalized $2.1 million and $3.0 million in software development costs during the three months ended April 30, 2024 and 2025, respectively. Amortization of capitalized software development costs was $1.8 million and $1.7 million for the three months ended April 30, 2024 and 2025, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2025	2025
Intellectual property excluding patents	$2,437	$2,438
Patents	950	950
	3,387	3,388
Less accumulated amortization	(1,262)	(1,404)
	$2,125	$1,984
Amortization expense related to intangible assets was $0.1 million and $0.1 million for the three months ended April 30, 2024 and 2025, respectively. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 2.2 years. Intellectual property excluding patents is being amortized over a remaining useful life of 3.8 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2025	2025
Accrued expenses	$14,203	$14,759
Warrant liability	11,208	10,050
Accrued commissions	8,297	6,932
Accrued payroll and benefits	5,047	3,787
Short-term payable financing liability	4,435	3,303
Accrued bonus	8,872	3,114
Accrued payroll taxes	2,082	1,967
Employee stock purchase plan liability	1,276	1,404
Sales and other taxes payable	1,798	1,342
Other accrued liabilities	3,691	3,125
	$60,909	$49,783
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
Components of lease expense are summarized as follows (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)

	Three Months Ended April 30,
	2024	2025
Operating lease expense	$1,492	$1,440
Short-term lease expense	288	286
Total lease expense	$1,780	$1,726

Sublease income	$189	$306
Lease term and discount rate information are summarized as follows:

As of April 30, 2025
Weighted average remaining lease term (years)	2.0
Weighted average discount rate	11.1%
Maturities of lease liabilities as of April 30, 2025 were as follows (in thousands):

Year Ending January 31:
2026	$5,008
2027	6,381
2028	1,834
Thereafter	—
Total lease payments	13,223
Less imputed interest	(1,026)
Present value of lease liabilities	$12,197
Cash paid for operating leases was $1.7 million and $1.6 million during the three months ended April 30, 2024 and 2025, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $2.8 million as of April 30, 2025.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2025 were as follows (in thousands):

Balance as of January 31, 2025	$181,104
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(70,225)
Increase due to billings excluding amounts recognized as revenue during the period	54,017
Balance as of April 30, 2025	$164,896
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2025, approximately $408.2 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $225.9 million of this amount during the twelve months following April 30, 2025, with the balance recognized thereafter. As of April 30, 2025, approximately $19.3 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $15.1 million of which is expected to be recognized during the twelve months following April 30, 2025, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2024	2025
United States	$63,981	$64,358
International	16,122	15,753
Total	$80,103	$80,111
Percentage of revenue by geographic area:
United States	80%	80%
International	20%	20%
Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2024 and 2025. As of April 30, 2025, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of April 30, 2025. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of April 30, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2025, the cash interest rate was approximately 7.3%. In addition to the 7.3% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended April 30, 2024 and 2025, $0.7 million and $1.6 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2025	2025
Principal	$128,238	$129,826
Less: unamortized debt issuance costs	(10,570)	(10,079)
Net carrying amount	$117,668	$119,747

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2025 and April 30, 2025.
The Company incurred interest expense of $4.7 million and $4.8 million for the three months ended April 30, 2024 and 2025, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2025 and April 30, 2025, no shares of preferred stock were issued and outstanding.
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
At January 31, 2025 and April 30, 2025, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2025 and April 30, 2025, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2025 and April 30, 2025, there were 36,190,448 and 36,940,668 shares of Class B common stock issued and outstanding, respectively.
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
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2025, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2025, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.
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
(unaudited)
14. Equity Incentive Plans (Continued)
may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2025, the number of shares available for grant under the 2018 Plan was increased by 1,972,705 shares. As of April 30, 2025, there were 4,518,209 shares available for grant under the 2018 Plan.
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

	Three Months Ended April 30,
	2024	2025
Cost of revenue:
Subscription	$798	$670
Professional services and other	333	278
Sales and marketing	5,314	4,401
Research and development	4,422	4,902
General and administrative	3,084	4,986
Interest expense	191	218
Total	$14,142	$15,455
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three months ended April 30, 2024 and April 30, 2025.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2025:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	70,853	$36.06	1.7	$—
Expired	(196)	50.85
Outstanding as of April 30, 2025	70,657	$36.02	1.4	$—
The aggregate intrinsic value of options exercised was $0 million during both the three months ended April 30, 2024 and April 30, 2025, as there were no options exercised during either the three months ended April 30, 2024 or April 30, 2025. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of April 30, 2025 is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2025, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
Restricted Stock Units
Restricted stock units (RSUs) granted under the Plan primarily vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over four years with a cliff vesting period of one year and quarterly thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2025	5,070,161	$13.91
Granted	608,916	8.20
Vested	(696,803)	19.66
Canceled	(15,808)	8.73
Outstanding as of April 30, 2025	4,966,466	$12.31
As of April 30, 2025, there was $48.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2025, the number of shares available under the ESPP was increased by 591,811 shares. As of April 30, 2025, there were 950,705 shares available under the ESPP.
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
As of April 30, 2025, a total of approximately 146,237 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2026. As of April 30, 2025, total unrecognized stock-based compensation related to the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.1 million and $0.2 million for the three months ended April 30, 2024 and 2025, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.

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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2024		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(2,265)	$(23,742)	$(1,483)	$(16,569)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	34,218	3,264	36,471
Net loss per share, basic and diluted	$(0.69)	$(0.69)	$(0.45)	$(0.45)
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

	Three Months Ended April 30,
	2024	2025
Options to purchase common stock	—	—
Restricted stock units	205	669
Employee stock purchase program	37	77
Common stock warrants	155	1,210
	397	1,956

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
We primarily offer our platform as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure, which is paid upfront. We believe a consumption-based service offering helps increase customer adoption and allows us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe this offering has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. Historically, we have offered our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, over 70% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.

As of April 30, 2025, 70% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 69% of customers as of January 31, 2025. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2024 and 2025, total RPO was $346.3 million and $427.5 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $230.5 million and $241.0 million as of April 30, 2024 and 2025, respectively.
We had total revenue of $80.1 million for both the three months ended April 30, 2024 and 2025, or relatively flat year-over-year. For the three months ended April 30, 2024 and 2025, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 80% of our total revenue for each of the three month periods ended April 30, 2024 and 2025.
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

We have incurred significant net losses since our inception, including net losses of $26.0 million and $18.1 million for the three months ended April 30, 2024 and 2025, respectively, and had an accumulated deficit of $1,505.6 million at April 30, 2025. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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
As of April 30, 2025, we had over 2,500 customers. For the three months ended April 30, 2024 and 2025, our enterprise customers accounted for 47% and 45% of our revenue, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 84% and 85% as of April 30, 2024 and 2025, respectively. Our gross retention has been affected in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform.

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
Sales and marketing expense as a percentage of total revenue was 53% for the three months ended April 30, 2024 compared to 50% for the three months ended April 30, 2025.
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
Research and development expense as a percentage of total revenue was 28% for the three months ended April 30, 2024 compared to 25% for the three months ended April 30, 2025.
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
The following table sets forth our billings for the three months ended April 30, 2024 and 2025:

	Three Months Ended April 30,
	2024	2025
Billings (in thousands)	$65,496	$63,903
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2024	2025
Revenue:	(in thousands)
Subscription	$72,110	$71,389
Professional services and other	7,993	8,722
Total revenue	80,103	80,111
Cost of revenue:
Subscription(1)	12,775	13,787
Professional services and other(1)	7,939	6,881
Total cost of revenue	20,714	20,668
Gross profit	59,389	59,443
Operating expenses:
Sales and marketing(1)	42,219	39,661
Research and development(1)	22,719	19,961
General and administrative(1)(2)	15,901	14,167
Total operating expenses	80,839	73,789
Loss from operations	(21,450)	(14,346)
Other expense, net(1)(3)	(4,431)	(3,515)
Loss before income taxes	(25,881)	(17,861)
Provision for income taxes	126	191
Net loss	$(26,007)	$(18,052)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2025
Cost of revenue:	(in thousands)
Subscription	$798	$670
Professional services and other	333	278
Sales and marketing	5,314	4,401
Research and development	4,422	4,902
General and administrative	3,084	4,986
Other expense, net	191	218
Total	$14,142	$15,455

(2)Includes amortization of certain intangible assets of $0.1 million for each of the three months ended April 30, 2024 and 2025.

(3)Includes remeasurement of warrant liability of $1.2 million for the three months ended April 30, 2025.

	Three Months Ended April 30,
	2024	2025
Revenue:
Subscription	90%	89%
Professional services and other	10	11
Total revenue	100	100
Cost of revenue:
Subscription	16	17
Professional services and other	10	9
Total cost of revenue	26	26
Gross margin	74	74
Operating expenses:
Sales and marketing	53	50
Research and development	28	25
General and administrative	20	17
Total operating expenses	101	92
Loss from operations	(27)	(18)
Other expense, net	(6)	(4)
Loss before income taxes	(33)	(22)
Provision for income taxes	—	—
Net loss	(33)%	(22)%
Discussion of the Three Months Ended April 30, 2024 and 2025
Revenue

	Three Months Ended April 30,
	2024	2025	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$72,110	$71,389	$(721)	(1)%
Professional services and other	7,993	8,722	729	9
Total revenue	$80,103	$80,111	$8	—
Percentage of revenue:
Subscription	90%	89%
Professional services and other	10	11
Total	100%	100%
The decrease in subscription revenue was primarily due to a $4.3 million net decrease from existing customers, partially offset by a $3.6 million increase from new customers. Our customer count decreased 2% from April 30, 2024 to April 30, 2025. For the purpose of this comparison, new customers are defined as those added since the end of the prior year quarter.

The increase in professional services and other revenue was due to a $0.4 million increase in event sponsorship revenue and a $0.3 million increase in consulting and training revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2024	2025	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$12,775	$13,787	$1,012	8%
Professional services and other	7,939	6,881	(1,058)	(13)
Total cost of revenue	$20,714	$20,668	$(46)	—
Gross profit	$59,389	$59,443	$54	—
Gross margin:
Subscription	82%	81%
Professional services and other	1	21
Total gross margin	74	74
The increase in cost of subscription revenue was primarily due to a $1.2 million increase in our third-party web hosting services.
The decrease in cost of professional services and other revenue was primarily due to a $1.1 million decrease in outsourced services.
Subscription gross margin declined primarily due to a decline in revenue growth and increased costs related to third-party web hosting services as a result of increased customer data usage. We expect subscription gross margin to stabilize in the near term and increase in the long term.
Services gross margin increased primarily due to a lower cost of revenue, mostly related to a reduction in outsourced services costs during the three months ended April 30, 2025 when compared to the three months ended April 30, 2024. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with higher margins.
Operating Expenses

	Three Months Ended April 30,
	2024	2025	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$42,219	$39,661	$(2,558)	(6)%
Research and development	22,719	19,961	(2,758)	(12)
General and administrative	15,901	14,167	(1,734)	(11)
Total operating expenses	$80,839	$73,789	$(7,050)	(9)
Percentage of revenue:
Sales and marketing	53%	50%
Research and development	28	25
General and administrative	20	17
Sales and marketing expenses decreased primarily due to a $3.1 million decrease in employee-related costs. This was partially offset by a $0.8 million increase in marketing expense, primarily driven by our annual user conference. Sales and marketing expense as a percentage of revenue decreased from 53% in the three months ended April 30, 2024 to 50% in the three months ended April 30, 2025. Due to our annual user conference and other seasonal expenses, sales and marketing expense is typically higher in the first fiscal quarter than in other quarters for each fiscal year. We expect sales and marketing expense as a percentage of revenue to decrease in the long term.

Research and development expenses decreased primarily due to a $1.9 million decrease in employee-related costs and a $0.8 million increase in capitalized software costs. Research and development expense as a percentage of revenue decreased from 28% in the three months ended April 30, 2024 to 25% in the three months ended April 30, 2025. We expect research and development expense as a percentage of revenue to decrease slightly in the near term and remain consistent in the long term.
General and administrative expenses decreased primarily due to a $4.7 million decrease in professional and legal fees. This was partially offset by a $1.5 million increase in employee-related costs and a $1.5 million increase related to the reversal of bad debt expense in the three months ended April 30, 2024. This reversal resulted in expense in the prior year period to be lower than normal. General and administrative expenses as a percentage of revenue decreased from 20% in the three months ended April 30, 2024 to 17% in the three months ended April 30 2025. We expect general and administrative expense as a percentage of revenue to decrease in the long term.
Other Expense, Net

	Three Months Ended April 30,
	2024	2025	$ Change	% Change
		(in thousands)
Other expense, net	$(4,431)	$(3,515)	$916	21%
Other expense, net decreased primarily due to a revaluation of warrant liability, changes in foreign exchange rates, and higher balances of cash denominated in currencies other than the functional currency. We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Three Months Ended April 30,
	2024	2025	$ Change	% Change
		(in thousands)
Provision for income taxes	$126	$191	$65	52%
Income taxes increased primarily due to an increase in income from our international subsidiaries and additional withholding taxes levied against us. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.
Liquidity and Capital Resources
As of April 30, 2025, we had $47.2 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We have a $125.3 million credit facility, all of which had been drawn as of April 30, 2025.
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
Credit Facility
We have a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of April 30, 2025. The credit facility is secured by substantially all of our assets.
In February 2024, we entered into an amendment to the credit facility which extended the maturity date for the outstanding loan from April 1, 2025 to April 1, 2026 and made certain modifications to the financial covenants. In conjunction with this amendment, we issued 189,036 fully-vested warrants to purchase shares of our Class B common stock.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of January 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2025, the cash interest rate was approximately 7.3%. In addition to the 7.3% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2025 and April 30, 2025.
Historical Cash Flow Trends

	Three Months Ended April 30,
	2024	2025

	(in thousands)
Net cash provided by operating activities	$1,901	$3,951
Cash used in investing activities	(2,526)	(2,927)
Net cash provided by (used in) financing activities	1,121	(595)
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
Net cash provided by operating activities during the three months ended April 30, 2025 consisted of cash collected from customers of $93.2 million exceeding the cash outflows of $89.2 million. Significant components of cash outflows included $47.9 million for personnel costs and $22.0 million for marketing programs and events, third-party costs to provide our platform, outsourced professional services, and other operating expenditures.
Investing Activities
Our investing activities consisted primarily of property and equipment purchases, which included capitalized development costs related to internal-use software.
Cash used in investing activities during the three months ended April 30, 2024 consisted primarily of $1.6 million of capitalized development costs related to internal-use software and $0.9 million of purchased property and equipment.
Cash used in investing activities during the three months ended April 30, 2025 consisted primarily of $2.5 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
Financing Activities
Our financing activities consisted primarily of proceeds received from our employee stock purchase plan and payments made on short-term payable financing.

Net cash provided by financing activities for the three months ended April 30, 2024 consisted of $1.1 million of proceeds from shares issued in connection with our employee stock purchase plan.
Net cash used in financing activities for the three months ended April 30, 2025 consisted primarily of $3.7 million of payments on short-term payable financing, $0.5 million used to repurchase shares for tax withholdings on vesting of restricted stock, $0.2 million for debt issuance costs, $0.2 million of payments of deferred offering costs for a registration statement, partially offset by $3.3 million of proceeds from short-term payable financing and $0.7 million of proceeds from shares issued in connection with our employee stock purchase plan.
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
Interest Rate Risk
As of April 30, 2025, we had $47.2 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of April 30, 2025. As of April 30, 2025, the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of April 30, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2025, the cash interest rate was approximately 7.3%. In addition to the 7.3% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2025, we had total debt outstanding with a carrying amount of $119.7 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after April 30, 2025 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $26.0 million and $18.1 million for the three months ended April 30, 2024 and 2025, respectively, and had an accumulated deficit of $1,505.6 million at April 30, 2025. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,505.6 million as of April 30, 2025. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $1.9 million and $4.0 million for the three months ended April 30, 2024 and 2025, respectively. As of April 30, 2025, we had $47.2 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts & Jobs Act of 2017 eliminated the ability to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize those expenditures over five or fifteen years. Further, the Inflation Reduction Act of 2022 introduced a non-deductible excise tax of 1% on the value of certain share repurchases by publicly traded corporations, which may increase the costs to us of any share repurchases. On May 22, 2025, the U.S. House of Representatives passed H.R. 1, also known as the “One Big Beautiful Bill Act” (House Bill). The House Bill, if enacted into law, would make a number of changes to U.S. federal income tax law, including by temporarily suspending the requirement to capitalize and amortize research and development expenditures, increasing the amount of certain deductions available for “global intangible low-taxed income” (GILTI) derived through non-U.S. subsidiaries and “foreign derived intangible income” (FDII) over the amount that would be available under current law for taxable years beginning after December 31, 2025, and imposing retaliatory taxes on certain taxpayers associated with a “discriminatory foreign country” that imposes an “unfair foreign tax.” There can be no assurances as to whether the House Bill will be enacted into law, either in its current form or an amended form. We are continuing to analyze the potential impact of the House Bill on our operations, business and financial performance.
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
For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. Prior to SVB’s closure, we had approximately $12.4 million in deposit accounts with SVB and an additional $18.3 million subject to SVB sweep account arrangements (with amounts held in custodial accounts with third-party financial institutions). As a result of U.S. government intervention, we subsequently regained access to our accounts at SVB, and Silicon Valley Bridge Bank has assumed SVB’s obligations to honor our standby letter of credit. There is significant uncertainty surrounding the impact of potential bank closures on the broader financial system. Moreover, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including customers and suppliers, may be unable to satisfy their obligations to, or enter into new commercial arrangements with us.
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
The initial terms of our customer contracts typically vary in length between one and five years, and our customers have no obligation to renew their subscriptions after the expiration of their initial subscription periods. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our customers may unilaterally elect not to renew, may seek to renew for lower subscription amounts or for shorter contract lengths, or may choose to renew for the same or fewer applications over time. A majority of our annual recurring revenue is up for renewal during the fiscal year ending January 31, 2026. Our renewal rates may decline or fluctuate as a result of a number of factors, including leadership changes within our customers resulting in loss of sponsorship, limited customer resources, pricing changes by us or competitors, customer satisfaction with our platform and related applications, the acquisition of customers by other companies, procurement or budgetary decisions, and deteriorating general economic conditions, including as a result of public health epidemics or pandemics. To the extent our customer base continues to grow, renewals and additional subscriptions by renewing customers will become an increasingly important part of our results. If our customers do not renew their subscriptions, or decrease the amount they spend with us, revenue will decline and our business will be harmed.
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
Many competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, research and development, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many competitors have strong relationships with current and potential customers, channel partners and development partners and extensive knowledge of markets in which we compete. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by devoting greater resources to the development, promotion and sale of their products than we do..
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
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While more than 70% our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our new consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, we believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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

Our platform also provides real-time write-back capabilities to customer environments, including to the internet of things (IoT) products and services. The development of IoT presents security, privacy and execution risks. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brand, or negatively impact our business and operating results.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 80% of our total revenue for each of the three months ended April 30, 2024 and 2025 was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•unexpected changes in regulatory requirements or taxes;
•actual or anticipated changes in international trade policies, including those resulting from tariffs, trade barriers and other trade regulations, as well as the actual or anticipated effect of such policies on us and our customers;
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
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and software, in the United States as well as the international markets in which we do business. These regulations and laws may cover employment, taxation, tariffs, privacy, cybersecurity, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites, artificial intelligence, and the characteristics and quality of software and services. It is possible changes to these regulations and laws, as well as compliance challenges related to the complexity of multiple, conflicting and changing sets of applicable regulations and laws, may impact our sales, operations, and future growth.

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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and cybersecurity are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and became effective January 1, 2023. The CPRA amended and expanded the CCPA in numerous respects, including by expanding the CCPA’s private right of action. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that has become effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that has become or will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding aspects of data protection in the United Kingdom in the medium to long term, and the United Kingdom is contemplating new data protection legislation. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed, however, and may be modified or revoked in the interim. The United Kingdom has proposed modifications to its data protection regime that may impact this adequacy determination, leading to the European Commission to propose extension of the deadline for renewal of its adequacy determination to December 27, 2025. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented.
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
Our success is dependent, in part, upon protecting our proprietary technology. As of April 30, 2025, we had 82 issued U.S. patents covering our technology for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of April 30, 2025, beneficially controlled approximately 78% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
For example, during 2024, the United States experienced an inflation rate of approximately 2.9%, according to data from the U.S. Department of Labor, significantly higher than recent norms. If inflation rates remain elevated or increase further, our expenses and operating costs are likely to increase. Inflation may also result in higher interest rates and otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to spend on our platform. Additionally, in recent periods the U.S. has experienced a labor shortage, which has contributed to an environment of escalating wages and salaries, which may also adversely affect our expenses and operating costs.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Domo, Inc.	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws of Domo, Inc.	8-K	001-38553	3.1	May 8, 2023
19.1	Insider Trading Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DOMO, INC.

Date: June 5, 2025	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)