Form 10-Q
period 2025-07-31
DOMO, INC.
filed 2025-09-05
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 2, 2025, there were approximately 3,263,659 shares of the registrant's Class A common stock and 37,967,567 shares of the registrant's Class B common stock outstanding.

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
•if we fail to effectively align, develop and expand our sales and marketing capabilities with our pricing structure and increase sales efficiency, our ability to increase our customer base and increase acceptance of our platform could be harmed;
•we may experience changes to our management and board, which may create uncertainties and could harm our business;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$45,264	$47,143
Accounts receivable, net of allowances of $3,470 and $2,245 as of January 31, 2025 and July 31, 2025, respectively	71,544	47,323
Contract acquisition costs, net	15,780	16,599
Prepaid expenses and other current assets	9,089	6,340
Total current assets	141,677	117,405
Property and equipment, net	28,625	29,441
Right-of-use assets	10,158	12,526
Contract acquisition costs, noncurrent, net	19,553	22,369
Intangible assets, net	2,125	1,842
Goodwill	9,478	9,478
Other assets	2,724	2,654
Total assets	$214,340	$195,715
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,033	$19,894
Warrant liability	11,208	20,491
Accrued expenses and other current liabilities	49,701	44,659
Lease liabilities	5,731	7,354
Deferred revenue	178,276	153,967
Total current liabilities	254,949	246,365
Lease liabilities, noncurrent	7,695	7,886
Deferred revenue, noncurrent	2,828	1,544
Other liabilities, noncurrent	8,446	9,466
Long-term debt	117,668	121,940
Total liabilities	391,586	387,201
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2025 and July 31, 2025; no shares issued and outstanding as of January 31, 2025 and July 31, 2025	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2025 and July 31, 2025; 3,264 shares issued and outstanding as of January 31, 2025 and July 31, 2025	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2025 and July 31, 2025; 36,190 and 37,967 shares issued and outstanding as of January 31, 2025 and July 31, 2025, respectively	36	38
Additional paid-in capital	1,310,922	1,336,527
Accumulated other comprehensive (loss) income	(669)	468
Accumulated deficit	(1,487,538)	(1,528,522)
Total stockholders' deficit	(177,246)	(191,486)
Total liabilities and stockholders' deficit	$214,340	$195,715
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Revenue:
Subscription	$70,921	$72,730	$143,031	$144,119
Professional services and other	7,486	6,988	15,479	15,710
Total revenue	78,407	79,718	158,510	159,829
Cost of revenue:
Subscription	13,301	14,143	26,076	27,930
Professional services and other	6,823	5,932	14,762	12,813
Total cost of revenue	20,124	20,075	40,838	40,743
Gross profit	58,283	59,643	117,672	119,086
Operating expenses:
Sales and marketing	36,627	35,300	78,846	74,961
Research and development	21,969	18,952	44,688	38,913
General and administrative	14,174	12,642	30,075	26,809
Total operating expenses	72,770	66,894	153,609	140,683
Loss from operations	(14,487)	(7,251)	(35,937)	(21,597)
Other expense, net:
Remeasurement of warrant liability	(143)	(10,441)	423	(9,283)
Other expense, net	(4,609)	(5,006)	(9,606)	(9,679)
Total other expense, net	(4,752)	(15,447)	(9,183)	(18,962)
Loss before income taxes	(19,239)	(22,698)	(45,120)	(40,559)
Provision for income taxes	251	234	377	425
Net loss	$(19,490)	$(22,932)	$(45,497)	$(40,984)
Net loss per share, basic and diluted	$(0.51)	$(0.56)	$(1.20)	$(1.02)
Weighted-average number of shares used in computing net loss per share, basic and diluted	38,389	40,643	37,943	40,196
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Net loss	$(19,490)	$(22,932)	$(45,497)	$(40,984)
Foreign currency translation adjustments	346	(222)	100	1,137
Comprehensive loss	$(19,144)	$(23,154)	$(45,397)	$(39,847)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	1,111,795	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	143,206	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	—	—	15,196	—	—	15,196
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(26,007)	(26,007)
Balance as of April 30, 2024	3,263,659	$3	34,910,757	$35	$1,268,517	$(426)	$(1,431,610)	$(163,481)
Vesting of restricted stock units	—	—	486,654	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(30,204)	—	(208)	—	—	(208)
Stock-based compensation expense	—	—	—	—	16,472	—	—	16,472
Other comprehensive income	—	—	—	—	—	346	—	346
Net loss						—	(19,490)	(19,490)
Balance as of July 31, 2024	3,263,659	$3	35,367,207	$35	$1,284,781	$(80)	$(1,451,100)	$(166,361)

See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2025	3,263,659	$3	36,190,448	$36	$1,310,922	$(669)	$(1,487,538)	$(177,246)
Vesting of restricted stock units	—	—	696,803	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(58,691)	—	(486)	—	—	(486)
Issuance of common stock under employee stock purchase plan	—	—	112,108	—	680	—	—	680
Stock-based compensation expense	—	—	—	—	15,042	—	—	15,042
Other comprehensive income	—	—	—	—	—	1,359	—	1,359
Net loss	—	—	—	—	—	—	(18,052)	(18,052)
Balance as of April 30, 2025	3,263,659	$3	36,940,668	$37	$1,326,158	$690	$(1,505,590)	$(178,702)
Vesting of restricted stock units	—	—	1,114,948	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(88,147)	—	(1,119)	—	—	(1,119)
Stock-based compensation expense	—	—	—	—	11,488	—	—	11,488
Other comprehensive loss	—	—	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	—	—	(22,932)	(22,932)
Balance as of July 31, 2025	3,263,659	$3	37,967,469	$38	$1,336,527	$468	$(1,528,522)	$(191,486)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2025
Cash flows from operating activities
Net loss	$(45,497)	$(40,984)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,863	4,596
Non-cash lease expense	2,178	2,502
Amortization of contract acquisition costs	8,727	9,119
Stock-based compensation expense	30,615	28,683
Remeasurement of warrant liability	(423)	9,283
Other, net	1,944	4,369
Change in operating assets and liabilities:
Accounts receivable, net	18,509	24,221
Contract acquisition costs	(5,804)	(12,576)
Prepaid expenses and other	276	3,167
Accounts payable	11,503	10,139
Operating lease liabilities	(2,608)	(3,047)
Accrued expenses and other liabilities	(4,165)	(6,560)
Deferred revenue	(24,388)	(25,593)
Net cash (used in) provided by operating activities	(4,270)	7,319
Cash flows from investing activities
Purchases of property and equipment	(4,730)	(5,276)
Net cash used in investing activities	(4,730)	(5,276)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	—	(164)
Proceeds from shares issued in connection with employee stock purchase plan	1,121	680
Shares repurchased for tax withholdings on vesting of restricted stock	(208)	(1,605)
Debt issuance costs	—	(206)
Proceeds from short-term payable financing	2,782	6,967
Payments on short-term payable financing	—	(7,025)
Net cash provided by (used in) financing activities	3,695	(1,353)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	70	1,189
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,235)	1,879
Cash, cash equivalents, and restricted cash at beginning of period	60,939	45,264
Cash, cash equivalents, and restricted cash at end of period	$55,704	$47,143
Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$939	$(385)
Cash paid for interest	$6,505	$4,862

Domo, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$1,346	$4,695
Purchases of property and equipment included in accounts payable and lease liabilities	$31	$141
Stock-based compensation capitalized as internal-use software	$1,165	$1,128
Issuance of warrants in connection with credit facility	$2,222	$—
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Overview and Basis of Presentation
Description of Business and Basis of Presentation
Domo, Inc. (the Company) provides a cloud-based platform that digitally connects everyone from the CEO to the frontline employee with all the data, systems and people in an organization, giving them access to real-time data and insights and allowing them to put data to work for everyone so they can multiply their impact on the business. The Company is incorporated in Delaware. The Company's headquarters is located in American Fork, Utah and the Company has subsidiaries in the United Kingdom, Australia, Japan, Hong Kong, Singapore, New Zealand, Canada, Spain, and India.

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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2025, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and six months ended July 31, 2024 and 2025 and condensed consolidated statements of cash flows for the six months ended July 31, 2024 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2025, its results of operations for the three and six months ended July 31, 2024 and 2025 and condensed consolidated statements of cash flows for the six months ended July 31, 2024 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026 or for any other future year or interim period.
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

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of January 31, 2025 and July 31, 2025.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount (net of allowance), do not require collateral, and do not bear interest. The Company’s payment terms generally provide that customers pay within 30 days of the invoice date.
Included in accounts receivable are unbilled receivables, which are amounts that have not yet been invoiced to the customers as of the balance sheet date but are contractually owed to the Company from its customers.
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
Amortization expense related to contract acquisition costs was $4.4 million and $4.6 million for the three months ended July 31, 2024 and 2025, respectively, and $8.7 million and $9.1 million for the six months ended July 31, 2024 and 2025, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.3 million and $2.6 million for the three months ended July 31, 2024 and 2025, respectively, and $4.7 million and $5.1 million for the six months ended July 31, 2024 and 2025, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 32% and 29% of total cash and cash equivalents as of January 31, 2025 and July 31, 2025, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2024 and 2025 or more than 10% of accounts receivable as of January 31, 2025 and July 31, 2025.
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures of relevant income statement expenses to improve financial reporting by enhancing transparency in the notes to the financial statements, specifically regarding expense categories. For public business entities, this ASU is effective for fiscal year beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2023-09.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election which will result in reduced complexity for the measurement of credit losses arising from transactions accounted for under ASC 606—Revenue from Contracts with Customers, which include current contract assets and current accounts receivable. Specifically, the practical expedient permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, and the accounting policy election permits an entity other than a public business entity to consider collection activity after the balance sheet date when estimating expected credit losses. Entities electing to apply the practical expedient and the accounting policy election, if applicable, should apply the amendments prospectively. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2025 and July 31, 2025 were as follows (in thousands):

	January 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$30,208	$—	$—	$30,208
Cash equivalents:
Money market funds	15,056	—	—	15,056
Total cash and cash equivalents	$45,264	$—	$—	$45,264

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash and Cash Equivalents (Continued)

	July 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$33,619	$—	$—	$33,619
Cash equivalents:
Money market funds	13,524	—	—	13,524
Total cash and cash equivalents	$47,143	$—	$—	$47,143

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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2025 and July 31, 2025 by level within the fair value hierarchy (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,056	$—	$—	$15,056
Financial liability:
Warrant liability	$—	$—	$11,208	$11,208

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,524	$—	$—	$13,524
Financial liability:
Warrant liability	$—	$—	$20,491	$20,491
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)

Balance as of January 31, 2025	$11,208
Change in fair value of Class B common stock warrants	(1,158)
Balance as of April 30, 2025	10,050
Change in fair value of Class B common stock warrants	10,441
Balance as of July 31, 2025	$20,491
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Six months ended July 31,
2025
Expected stock price volatility	69% - 72%
Expected term	2.6 - 3.6 years
Risk-free interest rate	3.58% - 4.32%
Expected dividend yield	—
During the three and six months ended July 31, 2024 and 2025, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2025	2025
Capitalized internal-use software development costs	$65,225	$71,085
Computer equipment and software	2,069	2,201
Leasehold improvements	4,904	4,911
Furniture, vehicles and office equipment	1,745	1,783
	73,943	79,980
Less accumulated depreciation and amortization	(45,318)	(50,539)
	$28,625	$29,441

Depreciation and amortization expense related to property and equipment was $2.4 million and $2.2 million for the three months ended July 31, 2024 and 2025, respectively, and $4.6 million and $4.3 million for the six months ended July 31, 2024 and 2025, respectively.

The Company capitalized $2.6 million and $3.0 million in software development costs during the three months ended July 31, 2024 and 2025, respectively, and $4.7 million and $6.0 million during the six months ended July 31, 2024 and 2025, respectively. Amortization of capitalized software development costs was $2.0 million and $1.6 million for the three months ended July 31, 2024 and 2025, respectively, and $3.8 million and $3.3 million for the six months ended July 31, 2024 and 2025, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2025	2025
Intellectual property excluding patents	$2,437	$2,438
Patents	950	950
	3,387	3,388
Less accumulated amortization	(1,262)	(1,546)
	$2,125	$1,842

Amortization expense related to intangible assets was $0.1 million and $0.2 million for the three months ended July 31, 2024 and 2025, respectively, and $0.3 million and $0.3 million for the six months ended July 31, 2024 and 2025. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 2.0 years. Intellectual property excluding patents is being amortized over a remaining useful life of 3.5 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2025	2025
Accrued expenses	14,203	14,414
Accrued commissions	8,297	9,143
Accrued bonus	8,872	4,991
Accrued payroll and benefits	5,047	3,679
Short-term payable financing liability	4,435	3,665
Accrued payroll taxes	2,082	3,500
Sales and other taxes payable	1,798	1,207
Employee stock purchase plan liability	1,276	1,187
Other accrued liabilities	3,691	2,873
	$49,701	$44,659
Short-term Payable Financing
In July 2024, the Company entered into a short-term payable financing agreement pursuant to which the counterparty assumes responsibility for payables for approximately 30-60 days to designated suppliers at the discretion of the Company.
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Operating lease expense	$1,496	$1,789	$2,988	$3,229
Short-term lease expense	252	210	540	496
Total lease expense	$1,748	$1,999	$3,528	$3,725

Sublease income	$365	$310	$554	$616

Lease term and discount rate information are summarized as follows:

As of July 31, 2025
Weighted average remaining lease term (years)	2.1
Weighted average discount rate	12.4%
Maturities of lease liabilities as of July 31, 2025 were as follows (in thousands):

Year Ending January 31:
2026	$4,304
2027	8,356
2028	3,710
Thereafter	925
Total lease payments	17,295
Less imputed interest	(2,055)
Present value of lease liabilities	$15,240

Cash paid for operating leases was $1.6 million and $1.1 million during the three months ended July 31, 2024 and 2025, respectively, and $3.3 million and $2.7 million during the six months ended July 31, 2024 and 2025, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2028. Under these agreements, the Company expects to receive sublease income of approximately $2.4 million as of July 31, 2025.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2025 were as follows (in thousands):

Balance as of January 31, 2025	$181,104
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(122,472)
Increase due to billings excluding amounts recognized as revenue during the period	96,879
Balance as of July 31, 2025	$155,511
Unbilled Receivables
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in unbilled receivables. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. As of January 31, 2025 and July 31, 2025, unbilled receivables were $0.9 million and $2.6 million, respectively. Unbilled receivables are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2025, approximately $409.8 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $220.2 million of this amount during the twelve months following July 31, 2025, with the balance recognized thereafter. As of July 31, 2025, approximately $21.1 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $16.2 million of which is expected to be recognized during the twelve months following July 31, 2025, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
United States	$62,391	$63,736	$126,372	$128,094
International	16,016	15,982	32,138	31,735
Total	$78,407	$79,718	$158,510	$159,829
Percentage of revenue by geographic area:
United States	80%	80%	80%	80%
International	20	20	20	20

Other than the United States, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2024 and 2025. As of July 31, 2025, substantially all of the Company’s property and equipment was located in the United States.
11. Debt

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

Credit Facility
The Company has a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of July 31, 2025. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of July 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2025, the cash interest rate was approximately 7.3%. In addition to the 7.3% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended July 31, 2024 and 2025, $0.7 million and $1.7 million of interest was capitalized, respectively, and $1.5 million and $3.3 million of interest was capitalized during the six months ended July 31, 2024 and 2025, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2025	2025
Principal	$128,238	$131,492
Less: unamortized debt issuance costs	(10,570)	(9,552)
Net carrying amount	$117,668	$121,940
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant, (as defined by the credit facility) tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2025 and July 31, 2025.

The Company incurred interest expense of $4.9 million and $5.1 million for the three months ended July 31, 2024 and 2025, respectively, and $9.6 million and $9.9 million for the six months ended July 31, 2024 and 2025, respectively.
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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2025 and July 31, 2025, no shares of preferred stock were issued and outstanding.
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
At January 31, 2025 and July 31, 2025, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2025 and July 31, 2025, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2025 and July 31, 2025, there were 36,190,448 and 37,967,469 shares of Class B common stock issued and outstanding, respectively.
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
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2025, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2025, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.

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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2025, the number of shares available for grant under the 2018 Plan was increased by 1,972,705 shares. As of July 31, 2025, there were 2,130,656 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Cost of revenue:
Subscription	$807	$947	$1,605	$1,617
Professional services and other	314	511	647	789
Sales and marketing	5,170	3,864	10,484	8,265
Research and development	4,069	4,206	8,491	9,108
General and administrative	5,911	3,700	8,995	8,686
Other expense, net	202	0	393	218
Total	$16,473	$13,228	$30,615	$28,683
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three and six months ended July 31, 2024 and the three and six months ended July 31, 2025.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2025:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	70,853	$36.06	1.7	$—
Expired	(4,843)	46.20
Outstanding as of July 31, 2025	66,010	$35.31	1.3	$—
The aggregate intrinsic value of options exercised was $0 million during both the three months ended July 31, 2024 and July 31, 2025, as there were no options exercised during either the three months ended July 31, 2024 or July 31, 2025. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
the exercise price of each option. The intrinsic value of options as of July 31, 2025 is based on the market closing price of the Company's Class B common stock on that date.

As of July 31, 2025, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
During the three months ended July 31, 2025, the Company granted its chief executive officer 450,000 PSUs that contain both a market and service-based condition. The PSUs are separated into four tranches, which are all eligible to vest on the one-year anniversary of the grant date and upon the Company's Class B common stock achieving various stock price hurdles based on a 30-trading day average closing price. The grant date fair values, and in part, the requisite service periods, were determined by a Monte Carlo simulation model. Stock-based compensation related to these PSUs will be recognized over the requisite service period and expire on the four-year anniversary of the grant date. In the event that the stock price hurdle is not met for any given tranche within four years of the grant date, those respective awards are forfeited entirely.
The details of this award are summarized as follows:

	Minimum Time Vest	Number of Shares	Stock Price Hurdle	Grant Date Fair Value	Requisite Service (in years)
Tranche 1	One-year anniversary of grant date	150,000	$20.00	$13.13	1.00
Tranche 2	One-year anniversary of grant date	150,000	25.00	12.31	1.00
Tranche 3	One-year anniversary of grant date	75,000	35.00	10.90	1.47
Tranche 4	One-year anniversary of grant date	75,000	45.00	9.73	1.97
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2025	5,070,161	$13.91
Granted	3,223,688	11.76
Vested	(1,811,751)	16.67
Canceled	(150,233)	14.84
Outstanding as of July 31, 2025	6,331,865	$11.97
As of July 31, 2025, there was $68.4 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.6 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2025, the number of shares available under the ESPP was increased by 591,811 shares. As of July 31, 2025, there were 950,705 shares available under the ESPP.
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
As of July 31, 2025, a total of approximately 140,083 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2026. As of July 31, 2025, total unrecognized stock-based compensation related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.3 million and $0.2 million for the three months ended July 31, 2024 and 2025, respectively, and $0.4 million and $0.4 million for the six months ended July 31, 2024 and 2025, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)

	Three Months Ended July 31,
	2024		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,657)	$(17,833)	$(1,842)	$(21,090)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	35,125	3,264	37,379
Net loss per share, basic and diluted	$(0.51)	$(0.51)	$(0.56)	$(0.56)

	Six Months Ended July 31,
	2024		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(3,914)	$(41,583)	$(3,328)	$(37,656)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	34,679	3,264	36,932
Net loss per share, basic and diluted	$(1.20)	$(1.20)	$(1.02)	$(1.02)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Restricted stock units	82	1,692	106	1,483
Employee stock purchase program	—	8	—	43
Common stock warrants	189	1,211	172	1,211
	271	2,911	278	2,737

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
•the effect of general economic and market conditions, including changes in regulations and customs, tariffs and trade barriers, on our business and on our customers;
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

Overview
We founded Domo in 2010 with the vision of digitally connecting everyone within the enterprise with real-time, rich, relevant data and then enabling all employees to collaborate and act on that data. We realized that many organizations were unable to access the massive amounts of data that they were collecting in siloed cloud applications and on-premise databases. Furthermore, even for organizations that were capable of accessing their data, the process for doing so was time-consuming, costly, and often resulted in the data being out-of-date by the time it reached decision makers. The delivery format, including alert functionality, and devices were not adequate for the connected and real-time mobile workforce. Based on these observations, it was apparent that all organizations, regardless of size or industry, were failing to unlock the power of all of their people, data, and systems. To address these challenges, we provide a modern cloud-based AI and data products platform that digitally connects everyone at an organization—from the CEO to frontline employees—with all the people, data, and systems in an organization, giving them access to real-time data and insights and allowing them to build data products that generate measurable value for the business.

Business leaders, department heads and managers are the typical initial subscribers to our platform, deploying Domo to solve a business problem or to enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broad enterprise adoption.
We primarily offer our platform as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure, which is paid upfront. We believe a consumption-based service offering helps increase customer adoption and allows us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe this offering has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. Historically, we have offered our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, 76% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.

As of July 31, 2025, 72% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 69% of customers as of January 31, 2025. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2024 and 2025, total RPO was $358.9 million and $430.9 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $225.4 million and $236.4 million as of July 31, 2024 and 2025, respectively.
We had total revenue of $78.4 million and $79.7 million for the three months ended July 31, 2024 and 2025, respectively. For the six months ended July 31, 2024 and 2025, we had total revenue of $158.5 million and $159.8 million, respectively. For the six months ended July 31, 2024 and 2025, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 80% and 80% or our total revenue for the three months ended July 31, 2024 and 2025, respectively.
We have incurred significant net losses since our inception, including net losses of $19.5 million and $22.9 million for the three months ended July 31, 2024 and 2025, respectively, and had an accumulated deficit of $1,528.5 million at July 31, 2025. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
Impact of Macroeconomic Conditions
Prevailing macroeconomic conditions have elongated the software sales cycle, increased deal scrutiny and made renewal discussions more challenging. These conditions may continue to impact our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance, and may negatively impact our revenue growth in the near term. Ongoing concerns about the health of the U.S. and global economies may cause certain of our current and potential customers to reduce or delay technology spending or seek payment or other concessions from us. These conditions, along with the ongoing uncertainty in the SaaS sector, may materially and negatively impact our operating results, financial condition and prospects. In response to these dynamics, we have taken and intend to continue to take steps to better align our sales team and focus on controlling costs, which we expect will result in improved margins, sustained positive cash flow and efficient growth in the long term.
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
As of July 31, 2025, we had over 2,500 customers. Enterprise customers accounted for 46% and 44% of our revenue for both the three and six months ended July 31, 2024 and 2025, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 84% and 85% as of July 31, 2024 and 2025, respectively. Our gross retention has been affected in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform.

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
Sales and marketing expense as a percentage of total revenue was 47% for the three months ended July 31, 2024 compared to 44% for the three months ended July 31, 2025.
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
Research and development expense as a percentage of total revenue was 28% for the three months ended July 31, 2024 compared to 24% for the three months ended July 31, 2025.
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
The following table sets forth our billings for the three and six months ended July 31, 2024 and 2025:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Billings (in thousands)	$68,626	$70,333	$134,122	$134,236

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
Income Taxes
Income taxes consist primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025

Revenue:	(in thousands)
Subscription	$70,921	$72,730	$143,031	$144,119
Professional services and other	7,486	6,988	15,479	15,710
Total revenue	78,407	79,718	158,510	159,829
Cost of revenue:
Subscription(1)	13,301	14,143	26,076	27,930
Professional services and other(1)	6,823	5,932	14,762	12,813
Total cost of revenue	20,124	20,075	40,838	40,743
Gross profit	58,283	59,643	117,672	119,086
Operating expenses:
Sales and marketing(1)	36,627	35,300	78,846	74,961
Research and development(1)	21,969	18,952	44,688	38,913
General and administrative(1)(2)	14,174	12,642	30,075	26,809
Total operating expenses	72,770	66,894	153,609	140,683
Loss from operations	(14,487)	(7,251)	(35,937)	(21,597)
Other expense, net:
Remeasurement of warrant liability	(143)	(10,441)	423	(9,283)
Other expense, net(1)	(4,609)	(5,006)	(9,606)	(9,679)
Total other expense, net	(4,752)	(15,447)	(9,183)	(18,962)
Loss before income taxes	(19,239)	(22,698)	(45,120)	(40,559)
Provision for income taxes	251	234	377	425
Net loss	$(19,490)	$(22,932)	$(45,497)	$(40,984)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025

Cost of revenue:		(in thousands)
Subscription	$807	$947	$1,605	$1,617
Professional services and other	314	511	647	789
Sales and marketing	5,170	3,864	10,484	8,265
Research and development	4,069	4,206	8,491	9,108
General and administrative	5,911	3,700	8,995	8,686
Other expense, net	202	—	393	218
Total	$16,473	$13,228	$30,615	$28,683
(2)Includes amortization of certain intangible assets of $0.1 million and $0.2 million for the three months ended July 31, 2024 and 2025, respectively, and $0.3 million and $0.3 million for the six months ended July 31, 2024 and 2025, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Revenue:
Subscription	90%	91%	90%	90%
Professional services and other	10	9	10	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	18	16	17
Professional services and other	9	7	10	8
Total cost of revenue	26	25	26	25
Gross margin	74	75	74	75
Operating expenses:
Sales and marketing	47	44	50	48
Research and development	28	24	28	24
General and administrative	17	16	19	17
Total operating expenses	92	84	97	89
Loss from operations	(18)	(9)	(23)	(14)
Other expense:
Remeasurement of warrant liability	—	(13)	—	(6)
Other expense, net	(6)	(6)	(6)	(6)
Total other expense	(6)	(19)	(6)	(12)
Loss before income taxes	(24)	(28)	(29)	(26)
Provision for income taxes	—	—	—	—
Net loss	(24)%	(28)%	(29)%	(26)%

Discussion of the Three Months Ended July 31, 2024 and 2025
Revenue

	Three Months Ended July 31,
	2024	2025	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$70,921	$72,730	$1,809	3%
Professional services and other	7,486	6,988	(498)	(7)
Total revenue	$78,407	$79,718	$1,311	2
Percentage of revenue:
Subscription	90%	91%
Professional services and other	10	9
Total	100%	100%

Subscription revenue increased primarily due to a $3.7 million increase from new customers, partially offset by a $1.9 million net decrease from existing customers. Our total customer count decreased slightly from July 31, 2024 to July 31, 2025. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. Professional services and other revenue decreased due in part to a lower volume of billable hours delivered during the three months ended July 31, 2025.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2024	2025	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$13,301	$14,143	$842	6%
Professional services and other	6,823	5,932	(891)	(13)
Total cost of revenue	$20,124	$20,075	$(49)	—
Gross profit	$58,283	$59,643	$1,360	2
Gross margin:
Subscription	81%	81%
Professional services and other	9	15
Total gross margin	74	75
The increase in subscription cost of revenue was primarily due to a $0.9 million increase in our third-party web hosting services.
The decrease in professional services and other cost of revenue was primarily due to a $0.9 million decrease in outsourced services.
Subscription gross margin remained flat primarily due to an increase in revenue and increased costs related to third-party web hosting services as a result of increased customer data usage. As we continue to shift more of our customer base to consumption-based pricing, we expect subscription gross margin to remain relatively stable in the near term and increase in the long term.
Services gross margin improved primarily due to a higher amount of revenue recognized from the delivery of custom apps. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with differing margins.
Operating Expenses

	Three Months Ended July 31,
	2024	2025	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$36,627	$35,300	$(1,327)	(4)%
Research and development	21,969	18,952	(3,017)	(14)
General and administrative	14,174	12,642	(1,532)	(11)
Total operating expenses	$72,770	$66,894	$(5,876)	(8)
Percentage of revenue:
Sales and marketing	47%	44%
Research and development	28	24
General and administrative	17	16
Sales and marketing expenses decreased primarily due to a $2.2 million decrease in employee-related costs, driven by lower headcount. Commissions expense decreased by $0.9 million. These decreases were partially offset by a $0.8 million increase in marketing expense and a $0.6 million increase in travel expense. Our sales and marketing expense as a percentage of revenue decreased from 47% to 44%. We expect sales and marketing expense as a percentage of revenue to increase in the near term and decrease in the long term.
Research and development expenses decreased primarily due to a $2.4 million decrease in employee-related costs, driven by lower headcount, and a $0.5 million increase in capitalized software, which decreases expense. Our research and development costs decreased as a percentage of revenue from 28% to 24%. We expect research and development expense as a percentage of revenue to decrease in the long term.
General and administrative expenses decreased primarily due to a $2.4 million decrease in employee-related costs, driven by stock-based compensation. This was partially offset by a $0.4 million increase in contract labor. Our general and administrative expenses decreased as a percentage of revenue from 17% to 16%. We expect general and administrative expense as a percentage of revenue to decrease in the long term.
Total Other Expense, Net

	Three Months Ended July 31,
	2024	2025	$ Change	% Change
		(in thousands)
Other expense, net:
Remeasurement of warrant liability	$(143)	$(10,441)	$(10,298)	(7,201)%
Other expense, net	$(4,609)	$(5,006)	(397)	(9)
Total other expense, net	$(4,752)	$(15,447)	$(10,695)	(225)
Other expense, net increased primarily due to a revaluation of warrant liability, which resulted in a $10.3 million net change during the six months ended July 31, 2025. We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Three Months Ended July 31,
	2024	2025	$ Change	% Change
		(in thousands)
Provision for income taxes	$251	$234	$(17)	(7)%
Income taxes decreased due to return to provision adjustments during the three months ended July 31, 2025. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.
Discussion of the Six Months Ended July 31, 2024 and 2025
Revenue

	Six Months Ended July 31,
	2024	2025	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$143,031	$144,119	$1,088	1%
Professional services and other	15,479	15,710	231	1
Total revenue	$158,510	$159,829	$1,319	1
Percentage of revenue:
Subscription	90%	90%
Professional services and other	10	10
Total	100%	100%
The increase in subscription revenue was primarily due to a $7.4 million increase from new customers, partially offset by a $6.3 million net decrease from existing customers. Our total customer count decreased from July 31, 2024 to July 31, 2025. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to an increase in training revenue.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2024	2025	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$26,076	$27,930	$1,854	7%
Professional services and other	14,762	12,813	(1,949)	(13)
Total cost of revenue	$40,838	$40,743	$(95)	—
Gross profit	$117,672	$119,086	$1,414	1
Gross margin:
Subscription	82%	81%
Professional services and other	5	18
Total gross margin	74	75
The increase in cost of subscription revenue was primarily due to a $2.2 million increase in expense related to third-party web hosting services.
Cost of professional services and other revenue decreased primarily due to a $2.0 million decrease in outsourced services.
Subscription gross margin decreased primarily due to a slight increase in revenue, offset by increased costs related to third-party web hosting services as a result of increased customer data usage. Professional services and other gross margin improved primarily due to a higher amount of revenue recognized from the delivery of custom apps during the six months ended July 31, 2025.
Operating Expenses

	Six Months Ended July 31,
	2024	2025	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$78,846	$74,961	$(3,885)	(5)%
Research and development	44,688	38,913	(5,775)	(13)
General and administrative	30,075	26,809	(3,266)	(11)
Total operating expenses	$153,609	$140,683	$(12,926)	(8)
Percentage of revenue:
Sales and marketing	50%	48%
Research and development	28	24
General and administrative	19	17
Sales and marketing expenses decreased primarily due to a $5.2 million decrease in employee-related costs, driven by lower headcount and lower stock-based compensation. This was partially offset by a $1.6 million increase in marketing expense.
Research and development expenses decreased primarily due to a $4.3 million decrease in employee-related costs, driven by lower headcount and lower stock-based compensation and a $1.4 million increase in capitalized software, which decreases expense.

General and administrative expenses decreased primarily due to a $4.4 million decrease in professional and legal fees. This was partially driven by uncapitalized costs related to the amendment to the credit facility that occurred during the six months ended July 31, 2024. This was partially offset by a $1.0 million increase in bad debt expense, driven by a reversal of bad debt expense in the six months ended July 31, 2024.
Total Other Expense, Net

	Six Months Ended July 31,
	2024	2025	$ Change	% Change

	(in thousands)
Other expense, net:
Remeasurement of warrant liability	$423	$(9,283)	$(9,706)	2,295%
Other expense, net	(9,606)	(9,679)	(73)	(1)
Total other expense, net	$(9,183)	$(18,962)	$(9,779)	(106)
Other expense, net increased primarily due to a revaluation of warrant liability, which resulted in a $9.7 million net change during the six months ended July 31, 2025.
Income Taxes

	Six Months Ended July 31,
	2024	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$377	$425	$48	13%
Income taxes increased primarily due to higher taxable income from our international subsidiaries during the six months ended July 31, 2025.
Liquidity and Capital Resources
As of July 31, 2025, we had $47.1 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $125.3 million credit facility, all of which had been drawn as of July 31, 2025.
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
Credit Facility
We have a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of July 31, 2025. The credit facility is secured by substantially all of our assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of July 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2025, the cash interest rate was approximately 7.3%. In addition to the 7.3% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2025 and July 31, 2025.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2024	2025

	(in thousands)
Net cash (used in) provided by operating activities	$(4,270)	$7,319
Net cash used in investing activities	(4,730)	(5,276)
Net cash provided by (used in) financing activities	3,695	(1,353)
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
Net cash provided by operating activities during the six months ended July 31, 2025 consisted of cash collected from customers of $161.8 million exceeding $154.5 million of cash outflows. Significant components of cash outflows included $85.0 million for personnel costs and $38.1 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services, outsourced professional services, and other operating expenditures.
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
Net cash used in investing activities during the six months ended July 31, 2025 consisted primarily of $4.9 million of capitalized development costs related to internal-use software and $0.4 million of purchased property and equipment.
Financing Activities
Our financing activities consisted primarily of proceeds received from our employee stock purchase plan, net chance in short-term payable financing, and to a lesser extent, stock option exercises and outflows used to repurchase shares for tax withholdings on vesting of restricted stock.
Net cash provided by financing activities for the six months ended July 31, 2024 consisted primarily of $2.8 million of proceeds from short-term payable financing, $1.1 million of proceeds from shares issued in connection with our employee stock purchase plan, offset by $0.2 million used to repurchase shares for tax withholdings on vesting of restricted stock.
Net cash used in financing activities for the six months ended July 31, 2025 consisted primarily of $7.0 million of payments on short-term payable financing, $1.6 million used to repurchase shares for tax withholdings on vesting of restricted stock, $0.2 million in debt-issuance costs, and $0.2 million in deferred costs for registration statement. These were partially offset by $7.0 million of proceeds from short-term payable financing and $0.7 million of proceeds from shares issued in connection with our employee stock purchase plan, offset by .

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
Interest Rate Risk
As of July 31, 2025, we had $47.1 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of July 31, 2025. As of July 31, 2025 the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of July 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2025, the cash interest rate was approximately 7.3%. In addition to the 7.3% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2025, we had total debt outstanding with a carrying amount of $121.9 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after July 31, 2025 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $45.5 million and $41.0 million for the six months ended July 31, 2024 and 2025, respectively, and had an accumulated deficit of $1,528.5 million at July 31, 2025. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,528.5 million as of July 31, 2025. We have also experienced negative or close to breakeven cash flows from operating activities, including cash used in operating activities of $4.3 million and cash provided by operating activities of $7.3 million for the six months ended July 31, 2024 and 2025, respectively. As of July 31, 2025, we had $47.1 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility.
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of pandemics or other catastrophic events, military conflicts (including the Russian invasion of Ukraine and hostilities in the Middle East), inflation, and adverse impacts to the financial services industry, as well as economic conditions specifically affecting industries in which our customers operate.
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
We do not collect sales and use, value-added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain jurisdictions. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes on subscriptions to our platform in various jurisdictions is unclear. Further, rules regarding tax nexus are complex and vary significantly across state, local and foreign jurisdictions. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value-added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from purchasing our application or otherwise harm our business and operating results. In addition, we are required to withhold and timely remit payroll-related taxes for which we are also subject to the possibility of audits that could result in tax assessments, including associated interest and penalties.
Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our platform and adversely impact our business.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts & Jobs Act of 2017 eliminated the ability to deduct research and development expenditures annually and instead required taxpayers to capitalize and amortize those expenditures over five or fifteen years. Further, the Inflation Reduction Act of 2022 introduced a non-deductible excise tax of 1% on the value of certain share repurchases by publicly traded corporations, which may increase the costs to us of any share repurchases. The One Big Beautiful Bill Act (or OBBBA), enacted on July 4, 2025, made a number of changes to U.S. federal income tax law, including allowing taxpayers to deduct certain U.S. research and development expenditures (while continuing to require taxpayers to capitalize and amortize foreign research and development expenditures), changing the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign derived intangibles income (renamed Foreign-Derived Deduction Eligible Income) for taxable years beginning after December 31, 2025, reinstating 100% deductibility of bonus depreciation for property placed in service after January 19, 2025, and changing the calculation of deductible business interest expense to include depreciation and amortization, among other changes. While we do not anticipate any material impact to our financial statements, primarily due to the full valuation allowance on net deferred tax assets, and no material permanent tax differences are expected, we are continuing to analyze the potential impact of the OBBBA on our operations, business and financial performance.

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
Further, many countries and the Organization for Economic Cooperation and Development have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. On June 28, 2025, the G7 released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax adopted by certain members of the EU and other countries). The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from key minimum tax enforcement measures; however, no agreement has yet been reached. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two and other OECD and non-U.S. rules may have on our business, operating results and financial condition. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
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
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While more than 76% our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, we believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
Risks Related to Our Personnel and Operations
If we fail to effectively align, develop and expand our sales and marketing capabilities with our pricing structure and increase sales efficiency, our ability to increase our customer base and increase acceptance of our platform could be harmed.
To increase the number of customers and increase the market acceptance of our platform, we will need to align and expand our sales and marketing operations, including our domestic and international sales force, with our pricing structure and increase sales efficiency. We are aligning our cost structure to better reflect significant product and business model innovation with the expectation that go-to-market operations in our consumption-based business model will be more efficient and require less investment. We will continue to dedicate significant resources to sales and marketing programs. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and sales leadership. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as we would like, changes in sales leadership could adversely affect our existing sales personnel, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. In particular, we may in the future need to further adjust our go-to-market cost structure and target metrics, particularly as they relate to how we structure, effect, and compensate our direct sales personnel to become more efficient and effective at selling under a consumption-based business model. Any adjustments in compensation structure could negatively affect the productivity of our direct sales personnel, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.
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
We may experience changes to our management and board, which may create uncertainties and could harm our business.
The appointment of new executives and directors can create uncertainty, can negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as the new executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board changes may inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 80% of our total revenue for each of the six months ended July 31, 2024 and 2025 was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•political instability, terrorist activities or military conflicts (including Russia’s invasion of Ukraine and hostilities in the Middle East);
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

Due to political and macroeconomic uncertainty and military actions associated with geopolitical events such as Russia’s invasion of Ukraine and hostilities in the Middle East, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, distributed denial of service, or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations, and platform. In addition, if the security measures of our customers are compromised, even without any actual compromise of our platform or systems or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or others incorrectly attribute the blame for such security breaches or other incidents to us, our platform, our systems or networks, or those of our service providers. Similarly, we may face reputational harm if any security breach or incident is caused by or otherwise attributed to our employees, vendors, or service providers as a result of inadvertent error, malfeasance, an insider attack, or otherwise. If customers or partners believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

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
Our success is dependent, in part, upon protecting our proprietary technology. As of July 31, 2025, we had 82 issued U.S. patents covering our technology for examination in the United States. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of July 31, 2025, beneficially controlled approximately 78% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative general macroeconomic conditions in both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, a recession, political deadlock, natural catastrophes, pandemics, military conflict (including the Russian invasion of Ukraine and hostilities in the Middle East) and terrorist attacks, whether in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
Item 5. Other Information

Compensatory Arrangements of Certain Officers

On July 2, 2025, the compensation committee of our board of directors unanimously approved a one-time grant of 450,000 performance-based restricted stock units (PSUs) under the Company’s 2018 Equity Incentive Plan (the 2018 Plan) to Joshua G. James, the Company’s Chief Executive Officer. In addition to service-based requirements through the applicable date of certification of achievement, 150,000 PSUs will vest upon the Company’s Class B common stock achieving a 30-trading day average closing price of $20/share, 150,000 PSUs will vest upon the Company’s Class B common stock achieving a 30-trading day average closing price of $25/share, 75,000 PSUs will vest upon the Company’s Class B common stock achieving a 30-trading day average closing price of $35/share and 75,000 PSUs will vest upon the Company’s Class B common stock achieving a 30-trading day average closing price of $45/share during the 4-year period beginning on July 2, 2025 through the 4th anniversary of such date.

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

DOMO, INC.

Date: September 4, 2025	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)