Form 10-Q
period 2025-10-31
DOMO, INC.
filed 2025-12-09
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-38553

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 5, 2025, there were approximately 3,263,659 shares of the registrant's Class A common stock and 38,534,833 shares of the registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of October 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$45,264	$47,874
Accounts receivable, net of allowances of $3,470 and $3,119 as of January 31, 2025 and October 31, 2025, respectively	71,544	52,265
Contract acquisition costs, net	15,780	16,501
Prepaid expenses and other current assets	9,089	6,076
Total current assets	141,677	122,716
Property and equipment, net	28,625	29,268
Right-of-use assets	10,158	11,888
Contract acquisition costs, noncurrent, net	19,553	23,958
Intangible assets, net	2,125	1,700
Goodwill	9,478	9,478
Other assets	2,724	2,597
Total assets	$214,340	$201,605
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,033	$25,050
Warrant liability	11,208	18,787
Accrued expenses and other current liabilities	49,701	52,110
Lease liabilities	5,731	7,653
Deferred revenue	178,276	146,269
Total current liabilities	254,949	249,869
Lease liabilities, noncurrent	7,695	6,618
Deferred revenue, noncurrent	2,828	3,042
Other liabilities, noncurrent	8,446	9,820
Long-term debt	117,668	124,188
Total liabilities	391,586	393,537
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2025 and October 31, 2025; no shares issued and outstanding as of January 31, 2025 and October 31, 2025	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2025 and October 31, 2025; 3,264 shares issued and outstanding as of January 31, 2025 and October 31, 2025	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2025 and October 31, 2025; 36,190 and 38,535 shares issued and outstanding as of January 31, 2025 and October 31, 2025, respectively	36	39
Additional paid-in capital	1,310,922	1,346,653
Accumulated other comprehensive (loss) income	(669)	283
Accumulated deficit	(1,487,538)	(1,538,910)
Total stockholders' deficit	(177,246)	(191,932)
Total liabilities and stockholders' deficit	$214,340	$201,605
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Revenue:
Subscription	$71,113	$71,879	$214,144	$215,998
Professional services and other	8,651	7,524	24,130	23,234
Total revenue	79,764	79,403	238,274	239,232
Cost of revenue:
Subscription	13,334	14,281	39,410	42,211
Professional services and other	6,627	6,223	21,389	19,036
Total cost of revenue	19,961	20,504	60,799	61,247
Gross profit	59,803	58,899	177,475	177,985
Operating expenses:
Sales and marketing	37,194	34,120	116,040	109,081
Research and development	21,264	19,062	65,952	57,975
General and administrative	12,429	12,647	42,504	39,456
Total operating expenses	70,887	65,829	224,496	206,512
Loss from operations	(11,084)	(6,930)	(47,021)	(28,527)
Other expense, net:
Loss on extinguishment of debt	(1,850)	—	(1,850)	—
Remeasurement of warrant liability	(455)	1,704	(33)	(7,579)
Other expense, net	(5,167)	(4,953)	(14,772)	(14,632)
Total other expense, net	(7,472)	(3,249)	(16,655)	(22,211)
Loss before income taxes	(18,556)	(10,179)	(63,676)	(50,738)
Provision for income taxes	205	209	582	634
Net loss	$(18,761)	$(10,388)	$(64,258)	$(51,372)
Net loss per share, basic and diluted	$(0.48)	$(0.25)	$(1.68)	$(1.26)
Weighted-average number of shares used in computing net loss per share, basic and diluted	38,832	41,448	38,243	40,618
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Net loss	$(18,761)	$(10,388)	$(64,258)	$(51,372)
Foreign currency translation adjustments	136	(185)	236	952
Comprehensive loss	$(18,625)	$(10,573)	$(64,022)	$(50,420)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	1,111,795	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	143,206	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	—	—	15,196	—	—	15,196
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(26,007)	(26,007)
Balance as of April 30, 2024	3,263,659	$3	34,910,757	$35	$1,268,517	$(426)	$(1,431,610)	$(163,481)
Vesting of restricted stock units	—	—	486,654	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(30,204)	—	(208)	—	—	(208)
Stock-based compensation expense			—	—	16,472	—	—	16,472
Other comprehensive income	—	—	—	—	—	346	—	346
Net loss	—	—				—	(19,490)	(19,490)
Balance as of July 31, 2024	3,263,659	$3	35,367,207	$35	$1,284,781	$(80)	$(1,451,100)	$(166,361)
Vesting of restricted stock units	—	—	386,507	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(42,119)	—	(296)	—	—	(296)
Issuance of common stock under employee stock purchase plan	—	—	130,134	—	789	—	—	789
Stock-based compensation expense	—	—	—	—	13,322	—	—	13,322
Other comprehensive income	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	(18,761)	(18,761)
Balance as of October 31, 2024	3,263,659	$3	35,841,729	$36	$1,298,596	$56	$(1,469,861)	$(171,170)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2025	3,263,659	$3	36,190,448	$36	$1,310,922	$(669)	$(1,487,538)	$(177,246)
Vesting of restricted stock units	—	—	696,803	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(58,691)	—	(486)	—	—	(486)
Issuance of common stock under employee stock purchase plan	—	—	112,108	—	680	—	—	680
Stock-based compensation expense	—	—	—	—	15,042	—	—	15,042
Other comprehensive income	—	—	—	—	—	1,359	—	1,359
Net loss	—	—	—	—	—	—	(18,052)	(18,052)
Balance as of April 30, 2025	3,263,659	$3	36,940,668	$37	$1,326,158	$690	$(1,505,590)	$(178,702)
Vesting of restricted stock units	—	—	1,114,948	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(88,147)	—	(1,119)	—	—	(1,119)
Stock-based compensation expense	—	—	—	—	11,488	—	—	11,488
Other comprehensive loss	—	—	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	—	—	(22,932)	(22,932)
Balance as of July 31, 2025	3,263,659	$3	37,967,469	$38	$1,336,527	$468	$(1,528,522)	$(191,486)
Vesting of restricted stock units	—	—	522,755	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(61,968)	—	(1,128)	—	—	(1,128)
Issuance of common stock under employee stock purchase plan	—	—	106,577	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	10,601	—	—	10,601
Other comprehensive loss	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(10,388)	(10,388)
Balance as of October 31, 2025	3,263,659	$3	38,534,833	$39	$1,346,653	$283	$(1,538,910)	$(191,932)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2025
Cash flows from operating activities
Net loss	$(64,258)	$(51,372)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,117	7,232
Non-cash lease expense	3,320	3,972
Amortization of contract acquisition costs	13,181	13,977
Stock-based compensation expense	43,776	40,887
Loss on extinguishment of debt	1,850	—
Remeasurement of warrant liability	33	7,579
Other, net	4,334	6,613
Change in operating assets and liabilities:
Accounts receivable, net	10,020	19,279
Contract acquisition costs	(10,328)	(18,975)
Prepaid expenses and other assets	1,819	3,443
Accounts payable	(152)	14,935
Operating lease liabilities	(4,000)	(4,843)
Accrued expenses and other liabilities	6,073	(231)
Deferred revenue	(30,756)	(31,793)
Net cash (used in) provided by operating activities	(17,971)	10,703
Cash flows from investing activities
Purchases of property and equipment	(7,245)	(7,568)
Net cash used in investing activities	(7,245)	(7,568)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	(402)	(164)
Proceeds from shares issued in connection with employee stock purchase plan	1,910	1,333
Shares repurchased for tax withholdings on vesting of restricted stock	(504)	(2,733)
Debt issuance proceeds (costs), net	52,758	(206)
Repayment of debt and related fees	(53,177)	—
Proceeds from short-term payable financing	8,972	10,960
Payments on short-term payable financing	(4,536)	(10,689)
Net cash provided by (used in) financing activities	5,021	(1,499)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	181	974
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,014)	2,610
Cash, cash equivalents, and restricted cash at beginning of period	60,939	45,264
Cash, cash equivalents, and restricted cash at end of period	$40,925	$47,874
Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$1,152	$(173)
Cash paid for interest	$9,495	$7,387

Domo, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$1,647	$5,674
Purchases of property and equipment included in accounts payable and lease liabilities	$—	$166
Stock-based compensation capitalized as internal-use software	$1,931	$1,632
Debt issuance costs in accounts payable and accrued liabilities	$206	$—
Deferred offering costs for registration statement in accounts payable and accrued liabilities	$765	$—
Issuance of warrants in connection with credit facility	$11,058	$—
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of October 31, 2025, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and nine months ended October 31, 2024 and 2025 and condensed consolidated statements of cash flows for the nine months ended October 31, 2024 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of October 31, 2025, its results of operations for the three and nine months ended October 31, 2024 and 2025 and condensed consolidated statements of cash flows for the nine months ended October 31, 2024 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026 or for any other future year or interim period.
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

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2025 and October 31, 2025.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
Amortization expense related to contract acquisition costs was $4.5 million and $4.9 million for the three months ended October 31, 2024 and 2025, respectively, and $13.2 million and $14.0 million for the nine months ended October 31, 2024 and 2025, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.2 million and $2.7 million for the three months ended October 31, 2024 and 2025, respectively, and $6.9 million and $7.8 million for the nine months ended October 31, 2024 and 2025, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation
The Company has granted stock-based awards, consisting of stock options and restricted stock units, to its employees, certain consultants and members of its board of directors. The Company records stock-based compensation based on the grant date fair value of the awards, which include restricted stock units and stock options, and generally recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award.
For awards subject to market conditions, the fair value is determined using a Monte Carlo simulation model, which requires the use of various estimates, corresponding to the length of time remaining in the performance period. Stock-based compensation expense for awards with market conditions is recognized over the requisite service period using the accelerated attribution method and is not reversed if the market condition is not met.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 32% and 27% of total cash and cash equivalents as of January 31, 2025 and October 31, 2025, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and nine months ended October 31, 2024 and 2025 or more than 10% of accounts receivable as of January 31, 2025 and October 31, 2025.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosures of disaggregated income taxes paid and the effective tax rate reconciliation. For public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2024 on a retrospective or prospective basis. Only annual requirements were adjusted with this ASU. The Company has evaluated the impact of adopting ASU 2023-09 and expects the impact to be minimal and presentational in nature.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures of relevant income statement expenses to improve financial reporting by enhancing transparency in the notes to the financial statements, specifically regarding expense categories. For public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes developmental stage-based framework and replaces them with a more principles-based model. Under this ASU, capitalization of internal-use software costs begins when management authorizes commits to funding the project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 also aligns disclosure requirements with those in ASC 360-10 for property, plant, and equipment. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash and Cash Equivalents
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2025 and October 31, 2025 were as follows (in thousands):

	January 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$30,208	$—	$—	$30,208
Cash equivalents:
Money market funds	15,056	—	—	15,056
Total cash and cash equivalents	$45,264	$—	$—	$45,264

	October 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$35,429	$—	$—	$35,429
Cash equivalents:
Money market funds	12,445	—	—	12,445
Total cash and cash equivalents	$47,874	$—	$—	$47,874

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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2025 and October 31, 2025 by level within the fair value hierarchy (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,056	$—	$—	$15,056
Financial liability:
Warrant liability	$—	$—	$11,208	$11,208

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,445	$—	$—	$12,445
Financial liability:
Warrant liability	$—	$—	$18,786	$18,786
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2025	$11,208
Change in fair value of Class B common stock warrants	(1,158)
Balance as of April 30, 2025	10,050
Change in fair value of Class B common stock warrants	10,441
Balance as of July 31, 2025	20,491
Change in fair value of Class B common stock warrants	(1,704)
Balance as of October 31, 2025	$18,787
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended October 31,
2025
Expected stock price volatility	63% - 72%
Expected term	2.3 - 3.6 years
Risk-free interest rate	3.58% - 4.32%
Expected dividend yield	—
During the three and nine months ended October 31, 2024 and 2025, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

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
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2025	2025
Capitalized internal-use software development costs	$65,225	$73,870
Computer equipment and software	2,069	2,275
Leasehold improvements	4,904	4,911
Furniture, vehicles and office equipment	1,745	1,782
	73,943	82,838
Less accumulated depreciation and amortization	(45,318)	(53,570)
	$28,625	$29,268
Depreciation and amortization expense related to property and equipment was $2.0 million and $2.5 million for the three months ended October 31, 2024 and 2025, respectively, and $6.6 million and $6.8 million for the nine months ended October 31, 2024 and 2025, respectively.

The Company capitalized $3.1 million and $2.8 million in software development costs during the three months ended October 31, 2024 and 2025, respectively, and $7.8 million and $8.8 million during the nine months ended October 31, 2024 and 2025, respectively. Amortization of capitalized software development costs was $1.6 million and $2.1 million for the three months ended October 31, 2024 and 2025, respectively, and $5.4 million and $5.4 million for the nine months ended October 31, 2024 and 2025, respectively.
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2025	2025
Intellectual property excluding patents	$2,437	$2,438
Patents	950	950
	3,387	3,388
Less accumulated amortization	(1,262)	(1,688)
	$2,125	$1,700

Amortization expense related to intangible assets was $0.1 million and $0.1 million for the three months ended October 31, 2024 and 2025, respectively, and $0.4 million and $0.4 million for the nine months ended October 31, 2024 and 2025. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 1.8 years. Intellectual property excluding patents is being amortized over a remaining useful life of 3.3 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2025	2025
Accrued expenses	14,203	15,957
Accrued commissions	8,297	9,554
Accrued payroll and benefits	5,047	7,877
Accrued bonus	8,872	6,569
Short-term payable financing liability	4,435	3,993
Accrued payroll taxes	2,082	2,676
Employee stock purchase plan liability	1,276	1,331
Sales and other taxes payable	1,798	1,187
Other accrued liabilities	3,691	2,966
	$49,701	$52,110
Short-term Payable Financing
From time to time the Company has entered into short-term payable financing agreements pursuant to which the counterparty assumes responsibility for payables for approximately 30-60 days to designated suppliers at the discretion of the Company.
8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Operating lease expense	$1,537	$2,008	$4,526	$5,237
Short-term lease expense	307	64	846	560
Total lease expense	$1,844	$2,072	$5,372	$5,797

Sublease income	$70	$306	$624	$922

Lease term and discount rate information are summarized as follows:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)

As of October 31, 2025
Weighted average remaining lease term (years)	1.9
Weighted average discount rate	12.6%
Maturities of lease liabilities as of October 31, 2025 were as follows (in thousands):

Year Ending January 31:
2026	$2,158
2027	8,686
2028	4,077
Thereafter	1,167
Total lease payments	16,088
Less imputed interest	(1,817)
Present value of lease liabilities	$14,271

Cash paid for operating leases was $1.8 million and $1.7 million during the three months ended October 31, 2024 and 2025, respectively, and $5.1 million and $4.4 million during the nine months ended October 31, 2024 and 2025, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2028. Under these agreements, the Company expects to receive sublease income of approximately $2.1 million as of October 31, 2025.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the nine months ended October 31, 2025 were as follows (in thousands):

Balance as of January 31, 2025	$181,104
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(159,846)
Increase due to billings excluding amounts recognized as revenue during the period	128,053
Balance as of October 31, 2025	$149,311
Unbilled Receivables
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in unbilled receivables. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. As of January 31, 2025 and October 31, 2025, unbilled receivables were $0.9 million and $2.6 million, respectively. Unbilled receivables are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2025, approximately $405.9 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $214.1 million of this amount during the twelve months following October 31, 2025, with the balance recognized thereafter. As of October 31, 2025, approximately $22.7 million of revenue was expected to be recognized from remaining performance obligations for professional services and other

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
contracts, $17.0 million of which is expected to be recognized during the twelve months following October 31, 2025, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
United States	$63,343	$62,939	$189,715	$191,033
International	16,421	16,464	48,559	48,199
Total	$79,764	$79,403	$238,274	$239,232
Percentage of revenue by geographic area:
United States	79%	79%	80%	80%
International	21	21	20	20

Other than the United States, no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2024 and 2025. As of October 31, 2025, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of October 31, 2025. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of October 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of October 31, 2025, the cash interest rate was approximately 7.2%. In addition to the 7.2% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended October 31, 2024 and 2025, $1.4 million and $1.7 million of interest was capitalized, respectively, and $2.9 million and $4.9 million of interest was capitalized during the nine months ended October 31, 2024 and 2025, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,	As of October 31,
	2025	2025
Principal	$128,238	$133,180
Less: unamortized debt issuance costs	(10,570)	(8,992)
Net carrying amount	$117,668	$124,188
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant, (as defined by the credit facility) tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2025 and October 31, 2025.

The Company incurred interest expense of $5.3 million and $5.1 million for the three months ended October 31, 2024 and 2025, respectively, and $14.9 million and $15.1 million for the nine months ended October 31, 2024 and 2025, respectively.

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
A Company employee has been alleged to have engaged in verbal and physical misconduct towards a subordinate, in violation of the Company’s policies and employment regulations. Whether any allegations may result in litigation is unclear and the Company does not have necessary information to assess whether any claims are individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these cannot be estimated at this time. The Company does not currently anticipate that the resolution of any such matters would have a material adverse impact on the Company’s business or financial condition.
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
Other Purchase Commitments
The Company has entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. During the nine months ended October 31, 2025, the Company entered into additional contractual commitments totaling $21.0 million related to cloud infrastructure services for periods through 2030. As of October 31, 2025, the Company had non-cancelable commitments related to these services of $20.0 million, of which $3.0 million is due within the next 12 months and the remaining balance due thereafter. These additional commitments are incremental to those disclosed in the Annual Report on Form 10-K.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2025 and October 31, 2025, no shares of preferred stock were issued and outstanding.

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
At January 31, 2025 and October 31, 2025, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2025 and October 31, 2025, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2025 and October 31, 2025, there were 36,190,448 and 38,534,833 shares of Class B common stock issued and outstanding, respectively.
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
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2025, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of October 31, 2025, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the nine months ended October 31, 2025, the number of shares available for grant under the 2018 Plan was increased by 1,972,705 shares. As of October 31, 2025, there were 1,926,096 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Cost of revenue:
Subscription	$784	$810	$2,389	$2,427
Professional services and other	295	174	942	963
Sales and marketing	4,754	2,939	15,238	11,204
Research and development	4,038	3,851	12,529	12,959
General and administrative	3,080	4,430	12,075	13,116
Other expense, net	210	—	603	218
Total	$13,161	$12,204	$43,776	$40,887
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three and nine months ended October 31, 2024 and the three and nine months ended October 31, 2025.
The following table sets forth the outstanding common stock options and related activity for the nine months ended October 31, 2025:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	70,853	$36.06	1.7	$—
Expired	(6,278)	43.08
Outstanding as of October 31, 2025	64,575	$35.37	0.6	$—
The aggregate intrinsic value of options exercised was $0 million during both the three and nine months ended October 31, 2024 and 2025, as there were no options exercised during either the three and nine months ended October 31, 2024 and 2025. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of October 31, 2025 is based on the market closing price of the Company's Class B common stock on that date.

As of October 31, 2025, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
During the nine months ended October 31, 2025, the Company granted its chief executive officer 450,000 PSUs that contain both a market and service-based condition. The PSUs are separated into four tranches, which are all eligible to vest

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
on the one-year anniversary of the grant date and upon the Company's Class B common stock achieving various stock price hurdles based on a 30-trading day average closing price. The grant date fair values, and in part, the requisite service periods, were determined by a Monte Carlo simulation model. Stock-based compensation related to these PSUs will be recognized over the requisite service period and expire on the four-year anniversary of the grant date. In the event that the stock price hurdle is not met for any given tranche within four years of the grant date, those respective awards are forfeited entirely.
The details of this award are summarized as follows:

	Minimum Time Vest	Number of Shares	Stock Price Hurdle	Grant Date Fair Value	Requisite Service (in years)
Tranche 1	One-year anniversary of grant date	150,000	$20.00	$13.13	1.00
Tranche 2	One-year anniversary of grant date	150,000	25.00	12.31	1.00
Tranche 3	One-year anniversary of grant date	75,000	35.00	10.90	1.47
Tranche 4	One-year anniversary of grant date	75,000	45.00	9.73	1.97
The following table sets forth the outstanding RSUs and related activity for the nine months ended October 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2025	5,070,161	$13.91
Granted	3,616,127	12.15
Vested	(2,334,506)	16.35
Canceled	(274,709)	14.28
Outstanding as of October 31, 2025	6,077,073	$11.90
As of October 31, 2025, there was $62.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the nine months ended October 31, 2025, the number of shares available under the ESPP was increased by 591,811 shares. As of October 31, 2025, there were 844,128 shares available under the ESPP.
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
As of October 31, 2025, a total of approximately 184,555 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2026. As of October 31, 2025, total unrecognized stock-based compensation related to the ESPP was $1.0 million, which is expected to be recognized over a weighted-average period of 0.9 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.2 million and $0.2 million for the three months ended October 31, 2024 and 2025, respectively, and $0.6 million and $0.6 million for the nine months ended October 31, 2024 and 2025, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,
	2024		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,577)	$(17,184)	$(818)	$(9,570)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	35,568	3,264	38,184
Net loss per share, basic and diluted	$(0.48)	$(0.48)	$(0.25)	$(0.25)

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
16. Net Loss Per Share (Continued)

	Nine Months Ended October 31,
	2024		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(5,484)	$(58,774)	$(4,128)	$(47,244)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	34,979	3,264	37,354
Net loss per share, basic and diluted	$(1.68)	$(1.68)	$(1.26)	$(1.26)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Restricted stock units	49	2,130	87	1,696
Employee stock purchase program	—	—	—	28
Common stock warrants	1,010	1,211	454	1,211
	1,059	3,341	541	2,935

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
•our ability to protect our customers’ data and proprietary information;
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
We primarily offer our platform as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on an estimated volume of usage, utilizing a tiered pricing structure, which is paid upfront. We believe a consumption-based service offering helps increase customer adoption and allows us to better land, expand, and retain customers over the long term, and thereby have a positive impact on sales and marketing productivity. We also believe this offering has potential to remove many of the barriers of adoption and better align our pricing to the value delivered to our customers. Historically, we have offered our platform to our customers as a subscription-based service. Subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, 80% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.

As of October 31, 2025, 74% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 69% of customers as of January 31, 2025. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of October 31, 2024 and 2025, total RPO was $368.2 million and $428.6 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $220.6 million and $231.1 million as of October 31, 2024 and 2025, respectively.
We had total revenue of $79.8 million and $79.4 million for the three months ended October 31, 2024 and 2025, respectively. For the nine months ended October 31, 2024 and 2025, we had total revenue of $238.3 million and $239.2 million, respectively. For the nine months ended October 31, 2024 and 2025, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 79% and 79% or our total revenue for the three months ended October 31, 2024 and 2025, respectively.
We have incurred significant net losses since our inception, including net losses of $18.8 million and $10.4 million for the three months ended October 31, 2024 and 2025, respectively, and had an accumulated deficit of $1,538.9 million at October 31, 2025. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of October 31, 2025, we had over 2,400 customers. Enterprise customers accounted for 46% and 44% of our revenue for both the three and nine months ended October 31, 2024 and 2025, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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

We have invested in platform capabilities and online support resources that allow our customers to expand the use of our platform in a self-guided manner. Our professional services, customer support and customer success functions also support our sales force by helping customers to successfully deploy our platform and implement additional use cases. In addition, our partner ecosystem has become increasingly important over time. We work closely with our customers to drive increased engagement with our platform by identifying new use cases through our customer success teams, as well as in-platform, self-guided experiences. We actively engage with our customers to assess whether they are satisfied and fully realizing the benefits of our platform. While these efforts often require a substantial commitment and upfront costs, we believe our investment in product, customer support, customer success and professional services will create opportunities to expand our customer relationships over time.
Our ability to drive growth and generate incremental revenue depends heavily on our ability to retain our customers and increase their usage of our platform. With that objective in mind, we allocate our customer success and customer support resources to align with maximizing the retention and expansion of our subscription revenue.
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 84% and 84% as of October 31, 2024 and 2025, respectively. Our gross retention has been affected in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform. As we continue to expand our partner ecosystem and develop methods to encourage wider and more strategic adoptions, we expect that customer retention will increase over the long term.

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
Sales and marketing expense as a percentage of total revenue was 47% for the three months ended October 31, 2024 compared to 43% for the three months ended October 31, 2025.
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
Research and development expense as a percentage of total revenue was 27% for the three months ended October 31, 2024 compared to 24% for the three months ended October 31, 2025.
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
The following table sets forth our billings for the three and nine months ended October 31, 2024 and 2025:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Billings (in thousands)	$73,396	$73,203	$207,518	$207,439

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
Total Other Expense, Net
Total other expense, net consists of loss on extinguishment of debt, remeasurement of warrant liability, and other expense, net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025

Revenue:	(in thousands)
Subscription	$71,113	$71,879	$214,144	$215,998
Professional services and other	8,651	7,524	24,130	23,234
Total revenue	79,764	79,403	238,274	239,232
Cost of revenue:
Subscription(1)	13,334	14,281	39,410	42,211
Professional services and other(1)	6,627	6,223	21,389	19,036
Total cost of revenue	19,961	20,504	60,799	61,247
Gross profit	59,803	58,899	177,475	177,985
Operating expenses:
Sales and marketing(1)	37,194	34,120	116,040	109,081
Research and development(1)	21,264	19,062	65,952	57,975
General and administrative(1)(2)	12,429	12,647	42,504	39,456
Total operating expenses	70,887	65,829	224,496	206,512
Loss from operations	(11,084)	(6,930)	(47,021)	(28,527)
Other expense, net:
Loss on extinguishment of debt	(1,850)	—	(1,850)	—
Remeasurement of warrant liability	(455)	1,704	(33)	(7,579)
Other expense, net(1)	(5,167)	(4,953)	(14,772)	(14,632)
Total other expense, net	(7,472)	(3,249)	(16,655)	(22,211)
Loss before income taxes	(18,556)	(10,179)	(63,676)	(50,738)
Provision for income taxes	205	209	582	634
Net loss	$(18,761)	$(10,388)	$(64,258)	$(51,372)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025

Cost of revenue:		(in thousands)
Subscription	$784	$810	$2,389	$2,427
Professional services and other	295	174	942	963
Sales and marketing	4,754	2,939	15,238	11,204
Research and development	4,038	3,851	12,529	12,959
General and administrative	3,080	4,430	12,075	13,116
Other expense, net	210	—	603	218
Total	$13,161	$12,204	$43,776	$40,887
(2)Includes amortization of certain intangible assets of $0.1 million and $0.1 million for the three months ended October 31, 2024 and 2025, respectively, and $0.4 million and $0.4 million for the nine months ended October 31, 2024 and 2025, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Revenue:
Subscription	89%	91%	90%	90%
Professional services and other	11	9	10	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	18	17	18
Professional services and other	8	8	9	8
Total cost of revenue	25	26	26	26
Gross margin	75	74	74	74
Operating expenses:
Sales and marketing	47	43	49	46
Research and development	27	24	28	24
General and administrative	15	16	17	16
Total operating expenses	89	83	94	86
Loss from operations	(14)	(9)	(20)	(12)
Other expense:
Loss on extinguishment of debt	(2)	—	(1)	—
Remeasurement of warrant liability	(1)	2	—	(3)
Other expense, net	(6)	(6)	(6)	(6)
Total other expense	(9)	(4)	(7)	(9)
Loss before income taxes	(23)	(13)	(27)	(21)
Provision for income taxes	—	—	—	—
Net loss	(23)%	(13)%	(27)%	(21)%

Discussion of the Three Months Ended October 31, 2024 and 2025
Revenue

	Three Months Ended October 31,
	2024	2025	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$71,113	$71,879	$766	1%
Professional services and other	8,651	7,524	(1,127)	(13)
Total revenue	$79,764	$79,403	$(361)	—
Percentage of revenue:
Subscription	89%	91%
Professional services and other	11	9
Total	100%	100%

Subscription revenue increased primarily due to a $3.3 million increase from new customers, partially offset by a $2.5 million net decrease from existing customers. Our total customer count decreased slightly from October 31, 2024 to October 31, 2025. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. Professional services and other revenue decreased primarily due to the delivery of certain other contracts recognized in the prior year quarter.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2024	2025	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$13,334	$14,281	$947	7%
Professional services and other	6,627	6,223	(404)	(6)
Total cost of revenue	$19,961	$20,504	$543	3
Gross profit	$59,803	$58,899	$(904)	(2)
Gross margin:
Subscription	81%	80%
Professional services and other	23	17
Total gross margin	75	74
The increase in subscription cost of revenue was primarily due to a $0.7 million increase in amortization related to capitalized software development costs and a $0.4 million increase in our third-party web hosting services.
The decrease in professional services and other cost of revenue was primarily due to a $0.5 million decrease in employee-related costs.
Subscription gross margin decreased primarily due to a slight increase in revenue, offset by increased costs related to third-party web hosting services as a result of increased customer data usage. As we continue to shift more of our customer base to consumption-based pricing, we expect subscription gross margin to remain relatively stable in the near term and increase in the long term.
Services gross margin declined primarily due to the delivery of certain other high-margin contracts recognized in the prior year quarter. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with differing margins.
Operating Expenses

	Three Months Ended October 31,
	2024	2025	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$37,194	$34,120	$(3,074)	(8)%
Research and development	21,264	19,062	(2,202)	(10)
General and administrative	12,429	12,647	218	2
Total operating expenses	$70,887	$65,829	$(5,058)	(7)
Percentage of revenue:
Sales and marketing	47%	43%
Research and development	27	24
General and administrative	15	16
Sales and marketing expenses decreased primarily due to a $1.9 million decrease in employee-related costs, driven by stock-based compensation and lower headcount. Commissions expense decreased by $0.6 million and marketing expense decreased by $0.5 million. Our sales and marketing expense as a percentage of revenue decreased from 47% to 43%. We expect sales and marketing expense as a percentage of revenue to be relatively stable in the near term and decrease in the long term.
Research and development expenses decreased primarily due to a $2.5 million decrease in employee-related costs, driven by lower headcount. This was partially offset by a $0.3 million increase in software costs. Our research and development costs decreased as a percentage of revenue from 27% to 24%. We expect research and development expense as a percentage of revenue to decrease in the long term.
General and administrative expenses increased primarily due to a $1.6 million increase in employee-related costs, driven by stock-based compensation. This was partially offset by a $1.4 million decrease in other general and administrative costs. Our general and administrative expenses increased as a percentage of revenue from 15% to 16%. We expect general and administrative expense as a percentage of revenue to decrease in the long term.
Total Other Expense, Net

	Three Months Ended October 31,
	2024	2025	$ Change	% Change
		(in thousands)
Other expense, net:
Loss on extinguishment of debt	$(1,850)	$—	$1,850	(100)%
Remeasurement of warrant liability	(455)	1,704	2,159	475
Other expense, net	(5,167)	(4,953)	214	4
Total other expense, net	$(7,472)	$(3,249)	$4,223	57
Loss on extinguishment of debt decreased due to a $1.9 million loss on extinguishment during the prior year as a result of the August 2024 amendment to the credit facility.

Remeasurement of warrant liability increased due to a revaluation of warrant liability, which resulted in a $2.2 million net change during the three months ended October 31, 2025.

Other expense, net increased primarily due to an increase in expense related to changes in foreign exchange rates.

We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Three Months Ended October 31,
	2024	2025	$ Change	% Change
		(in thousands)
Provision for income taxes	$205	$209	$4	2%
Income taxes remained relatively flat during the three months ended October 31, 2025 due to similar results of operations compared to the prior year quarter. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.

Discussion of the Nine Months Ended October 31, 2024 and 2025
Revenue

	Nine Months Ended October 31,
	2024	2025	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$214,144	$215,998	$1,854	1%
Professional services and other	24,130	23,234	(896)	(4)
Total revenue	$238,274	$239,232	$958	—
Percentage of revenue:
Subscription	90%	90%
Professional services and other	10	10
Total	100%	100%
The increase in subscription revenue was primarily due to a $10.6 million increase from new customers, partially offset by a $8.7 million net decrease from existing customers. Our total customer count decreased from October 31, 2024 to October 31, 2025. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to the delivery of certain other contracts recognized in the prior year quarter.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2024	2025	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$39,410	$42,211	$2,801	7%
Professional services and other	21,389	19,036	(2,353)	(11)
Total cost of revenue	$60,799	$61,247	$448	1
Gross profit	$177,475	$177,985	$510	—
Gross margin:
Subscription	82%	80%
Professional services and other	11	18
Total gross margin	74	74
The increase in cost of subscription revenue was primarily due to a $2.6 million increase in expense related to third-party web hosting services.
Cost of professional services and other revenue decreased primarily due to a $1.9 million decrease in outsourced services and a $0.5 million increase in employee-related costs.
Subscription gross margin decreased primarily due to a slight increase in revenue, offset by increased costs related to third-party web hosting services as a result of increased customer data usage. Professional services and other gross margin improved primarily due to a higher amount of revenue recognized from the delivery of custom apps and a decrease in outsourced services during the nine months ended October 31, 2025.

Operating Expenses

	Nine Months Ended October 31,
	2024	2025	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$116,040	$109,081	$(6,959)	(6)%
Research and development	65,952	57,975	(7,977)	(12)
General and administrative	42,504	39,456	(3,048)	(7)
Total operating expenses	$224,496	$206,512	$(17,984)	(8)
Percentage of revenue:
Sales and marketing	49%	46%
Research and development	28	24
General and administrative	17	16
Sales and marketing expenses decreased primarily due to a $7.2 million decrease in employee-related costs, driven by lower stock-based compensation and lower headcount.
Research and development expenses decreased primarily due to a $6.8 million decrease in employee-related costs, driven by lower headcount and lower stock-based compensation.
General and administrative expenses decreased primarily due to a $5.1 million decrease in professional and legal fees. This was partially driven by uncapitalized costs related to the amendment to the credit facility that occurred during the nine months ended October 31, 2024. This was partially offset by a $0.6 million increase in bad debt expense, driven by a reversal of bad debt expense during the nine months ended October 31, 2024.
Total Other Expense, Net

	Nine Months Ended October 31,
	2024	2025	$ Change	% Change

	(in thousands)
Other expense, net:
Loss on extinguishment of debt	$(1,850)	$—	$1,850	(100)%
Remeasurement of warrant liability	$(33)	$(7,579)	$(7,546)	(22,867)
Other expense, net	(14,772)	(14,632)	140	1
Total other expense, net	$(16,655)	$(22,211)	$(5,556)	(33)
Loss on extinguishment of debt decreased due to a $1.9 million loss on extinguishment during the prior year as a result of the August 2024 amendment to the credit facility.
Remeasurement of warrant liability increased due to a revaluation of warrant liability, which resulted in a $7.5 million net change during the nine months ended October 31, 2025.
Income Taxes

	Nine Months Ended October 31,
	2024	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$582	$634	$52	9%
Income taxes increased primarily due to higher taxable income from our international subsidiaries during the nine months ended October 31, 2025.

Liquidity and Capital Resources
As of October 31, 2025, we had $47.9 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $125.3 million credit facility, all of which had been drawn as of October 31, 2025.
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
Credit Facility
We have a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of October 31, 2025. The credit facility is secured by substantially all of our assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of October 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.00%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of October 31, 2025, the cash interest rate was approximately 7.2%. In addition to the 7.2% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2025 and October 31, 2025.
Historical Cash Flow Trends

	Nine Months Ended October 31,
	2024	2025

	(in thousands)
Net cash (used in) provided by operating activities	$(17,971)	$10,703
Net cash used in investing activities	(7,245)	(7,568)
Net cash provided by (used in) financing activities	5,021	(1,499)
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
Net cash provided by operating activities during the nine months ended October 31, 2025 consisted of cash collected from customers of $232.1 million exceeding $221.4 million of cash outflows. Significant components of cash outflows included $121.4 million for personnel costs and $52.2 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services, and other operating expenditures.
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
Net cash used in investing activities during the nine months ended October 31, 2025 consisted primarily of $7.1 million of capitalized development costs related to internal-use software and $0.5 million of purchased property and equipment.
Financing Activities
Our financing activities consisted primarily of proceeds received from our employee stock purchase plan, net change in short-term payable financing, and to a lesser extent, stock option exercises and outflows used to repurchase shares for tax withholdings on vesting of restricted stock.
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
Net cash used in financing activities for the nine months ended October 31, 2025 consisted primarily of $10.7 million of payments on short-term payable financing, $2.7 million used to repurchase shares for tax withholdings on vesting of restricted stock, $0.2 million in debt-issuance costs, and $0.2 million in deferred costs for registration statement. These were partially offset by $11.0 million of proceeds from short-term payable financing and $1.3 million of proceeds from shares issued in connection with our employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K. See “Note 2—Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our significant accounting policies.

Recent Accounting Pronouncements
See “Note 2—Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate, foreign currency exchange rate, and inflation sensitivities as follows:
Interest Rate Risk
As of October 31, 2025, we had $47.9 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of October 31, 2025. As of October 31, 2025 the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of October 31, 2025, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of October 31, 2025, the cash interest rate was approximately 7.2%. In addition to the 7.2% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At October 31, 2025, we had total debt outstanding with a carrying amount of $124.2 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after October 31, 2025 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $64.3 million and $51.4 million for the nine months ended October 31, 2024 and 2025, respectively, and had an accumulated deficit of $1,538.9 million at October 31, 2025. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,538.9 million as of October 31, 2025. We have also experienced negative or close to breakeven cash flows from operating activities, including cash used in operating activities of $18.0 million and cash provided by operating activities of $10.7 million for the nine months ended October 31, 2024 and 2025, respectively. As of October 31, 2025, we had $47.9 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility.
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
We offer our platform primarily through agreements which typically vary in length between one and five years, and in many cases may be subject to automatic renewal or renewal only at a customer’s discretion. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. As a result, most of the revenue that we report in each period is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. A decline in new or renewed subscriptions in any one quarter is not likely to have a material impact on results for that quarter. However, declines would negatively affect revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers and higher subscription renewals from existing customers is recognized over the applicable subscription term. We may be unable to adjust our cost structure to reflect the changes in revenue. In addition, a significant majority of our costs are expensed as incurred, while revenue is generally recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
Further, many countries and the Organization for Economic Cooperation and Development have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. On June 28, 2025, the G7 released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax adopted by certain members of the EU and other countries). The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from key minimum tax enforcement measures. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two and other OECD and non-U.S. rules may have on our business, operating results and financial condition. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset its future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. We have historically contracted third parties to perform a Section 382 analysis to evaluate limitations on our NOLs due to ownership changes, with the most recent analysis being through January 31, 2023. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state tax purposes. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state NOL carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOL carryforwards, even if we attain profitability.
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.
Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-

wide liquidity problems. Such developments, and their effects on the broader financial system, could result in a variety of material and adverse impacts on our business operations and financial conditions, including, but not limited to:
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
•business analytics software companies, such as Tableau Software (acquired by Salesforce), Qlik, Looker Data Sciences (acquired by Alphabet), Strategy, ThoughtSpot, Alteryx, Informatica, Sisense and TIBCO Software; and

•SaaS-based products or cloud-based analytics providers such as Amazon Web Services, Sigma Computing, Fivetran, Matillion, Salesforce and Infor.
We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced. For example, Salesforce acquired Tableau Software in August 2019 and Alphabet acquired Looker Data Sciences in February 2020.
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
Moreover, many of these competitors may bundle their data management and analytics products into larger deals or maintenance renewals, often at significant discounts or at no charge. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, operating results and financial condition will be harmed if we fail to meet these competitive pressures. Even if we are successful in acquiring and retaining customers, those customers may continue to use our competitors’ products in addition to our products.
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
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While 80% of our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, as we implement artificial intelligence tools on our platform, we may not be able to accurately predict customer demand of these tools, and if certain customers use these tools more than we anticipate, we may incur increased operational costs that may not be recovered in an appropriate timeframe. We believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, such as by adopting artificial intelligence tools offered by our competitors in lieu of purchasing our services, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
Our success depends on our customers’ willingness to adopt and use our platform, including on their smartphone or mobile device, as well as our ability to adapt and enhance our platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our platform, to meet customer needs at prices that customers are willing to pay. Such efforts will require adding new features, expanding related applications and responding to technological advancements, which will increase our research and development costs. If we are unable to develop solutions that address customers’ needs, or enhance and improve our platform in a timely manner, we may not be able to increase or maintain market acceptance of our platform.
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
In December 2025, we announced that Joshua G. James was reducing duties to focus on his health and although he remains the Company’s Chief Executive Officer, that Daren Thayne, our Chief Technology Officer and Executive Vice President of Product, was appointed as Interim Principal Executive Officer. The appointment of executives and directors can create uncertainty, can negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as such executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board changes may inherently cause some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 80% of our total revenue for each of the nine months ended October 31, 2024 and 2025 was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. Anti-corruption, anti-bribery, and anti-money laundering laws have been enforced aggressively in recent years and are interpreted broadly and generally prohibit companies and their directors, officers, employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Such laws apply to our agents/third parties, and we leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, a significant diversion of management’s resources and attention or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects.
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and cybersecurity are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and became effective January 1, 2023. The CPRA amended and expanded the CCPA in numerous respects, including by expanding the CCPA’s private right of action. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that became effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding aspects of data protection in the United Kingdom in the medium to long term, and the United Kingdom is contemplating new data protection legislation. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. This adequacy determination must be renewed, however, and may be modified or revoked in the interim. The United Kingdom has made certain modifications to its data protection regime in the UK Data (Use and Access) Act 2025 (DUAA), which was enacted on June 19, 2025. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented.
We previously were certified under the E.U.-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the E.U. and Switzerland to the United States. The E.U.-U.S. Privacy Shield framework and the use of E.U. Standard Contractual Clauses (the SCCs) to protect data exports between the E.U. and the U.S. have been subject to legal challenges in the E.U, and on July 16, 2020, the Court of Justice of the European Union (the CJEU), Europe’s highest court, held in the “Schrems II” case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. The Swiss data protection and information commissioner subsequently concluded that the Swiss-U.S. Privacy Shield was invalid on similar grounds. The European Commission issued new SCCs on June 4, 2021, addressing aspects of the CJEU’s opinion in the Schrems II case, which were required to be implemented. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework (DPF), with respect to the European Commission adopted an adequacy decision in July 2023, allowing the DPF to be implemented and available for participating entities to use to legitimize transfers of personal data from the E.U. to the U.S. We have self-certified to the DPF, the Swiss-U.S. Data Privacy Framework, and the United Kingdom Extension to the DPF. The DPF has faced legal challenge, and each of these frameworks may be subject to legal challenge in the future. Additionally, the European Commission’s adequacy decision regarding the DPF provides that it will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. Numerous laws and regulations in other jurisdictions also have been enacted or modified in manners imposing data transfer restrictions, and we and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland, the United Kingdom, or other countries or regions to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland, the United Kingdom, or other regions to the U.S., and to block or require additional measures taken with respect to certain data flows from the E.U., Switzerland, the United Kingdom, or other regions to the U.S. We and our customers may face a risk of enforcement actions or other proceedings by regulatory authorities relating to personal data transfers. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. We may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and being subject to regulatory action or incurring penalties. Any of these developments may have an adverse effect on our business.
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

We engage third-party service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information relating to individuals. Our service providers may also be the targets of cyberattacks and other malicious activity, or may experience security incidents caused by other factors. While we have established a formal third party security risk assessment process to address security risks for our company relating to our key third party service providers, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties or insider threats may be able to circumvent those security measures or our own security measures, resulting in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. We also use and rely on several open source libraries and packages, and certain libraries and packages while developing our product and if such libraries or packages are vulnerable and are exploited, our ability to address such vulnerabilities in a timely manner may be limited and may result in disruptions to our platform or operations and in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other processing of our and our customers’ data, including confidential, sensitive, and other information about individuals. Occasionally, we also deploy code generated by artificial intelligence (AI) tools and improper or inadequate vetting of AI-generated code for any security related vulnerabilities may result in exploitation of such vulnerabilities leading to disruption, unauthorized access to our infrastructure, our confidential data or our customers’ data.
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

We have taken steps to increase redundancy in our platform and infrastructure and have plans in place to mitigate events that could disrupt our platform’s service. However, there can be no assurance that these efforts would protect against interruptions or performance problems.
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
The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the technology industry must often defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods and may assert patent or other intellectual property rights against us and others in the industry. In addition, our customers’ development and use of artificial intelligence may result in increased claims of infringement or other claims, including those based on unauthorized use of third-party technology or content. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement or other violation of intellectual property rights in order to extract settlements. From time to time, we have received and may receive in the future threatening letters, notices or “invitations to license,” or may be the subject of claims that our technology and business operations infringe or otherwise violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Claims of intellectual property infringement or other violations of intellectual property rights might require us to stop using technology found to infringe or violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar technology from another source, we could be forced to limit or stop selling our platform, we may not be able to meet our obligations to customers under our customer contracts, revenue and operating results could be adversely impacted, and we may be unable to compete effectively. Even if we are successful in defending against allegations of intellectual property infringement, litigation may be costly and may divert the time and other resources of our management. Additionally, customers may not purchase our platform if they are concerned that they may infringe or otherwise violate third-party intellectual property rights. The occurrence of any of these events may harm our business.
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
Our success is dependent, in part, upon protecting our proprietary technology. Our current patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of October 31, 2025, beneficially controlled approximately 78% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
Future transfers by the holder of Class A common stock will generally result in those shares converting into shares of Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. Mr. James has informed us he and Cocolalla, LLC have entered into arrangements under which he has pledged all of such shares in addition to Class B shares held by him to secure a loan with a financial institution. If these shares were to be sold or otherwise transferred upon default of the underlying loan, the market price of our Class B common stock could decline or be volatile or certain governance provisions in our certificate of incorporation may be triggered, resulting in changes to our corporate governance structure. For additional information, see the section of this report captioned “—Other Risks Related to Ownership of Our Class B Common Stock—Future sales of our Class B common stock in the public market could cause our stock price to fall.”
We are a “controlled company” within the meaning of Nasdaq rules, and as a result may choose to rely on exemptions from certain corporate governance requirements.
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
Further, we have been advised that Mr. James has pledged the shares of Class A common stock and Class B common stock beneficially owned by him to secure a loan with a financial institution, which loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that the loan matures in the last two weeks of March 2026. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold or otherwise transferred to meet these repayment requirements. Upon a default under such loan, the lenders could sell the pledged shares into the market. Sales or transfers of such shares to reduce the loan balance or by the lenders upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

On September 25, 2025, Mark Maughan, our Chief Operating Officer and an officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, providing for the sale from time to time of an aggregate of 19,000 shares of our Class B common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2026, subject to early termination for certain specified events set forth in the plan.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

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

DOMO, INC.

Date: December 8, 2025	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)