Form 10-K
period 2026-01-31
DOMO, INC.
filed 2026-04-16
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-K
__________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of July 31, 2025, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $579.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of April 14, 2026, there were approximately 3,263,659 shares of the registrant's Class A common stock and 41,882,739 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders, or the 2026 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Domo, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2026

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
•we have experienced and may continue to experience changes to our management and board, which may create uncertainties and could harm our business;
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
•the efficacy of and our expectations regarding our sales and marketing efforts, including our ability to successfully expand our consumption-based services;

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

PART I
Item 1. Business
Overview
At Domo, we believe people and data are an organization’s most valuable assets in the cloud era. Our cloud-based AI and data products platform enables processes that are critically dependent on business data, which historically could take weeks or months, to be done on-the-fly, in as fast as minutes or seconds, at scale. From marketing to operations, HR to finance, IT to product development, supply chain to sales, Domo’s platform is designed to change the way organizations are managed and empower our customers to build data products, including through leveraging AI technologies, that generate measurable value for the business.
Through the Domo platform, data from across the business is stored, prepared, organized, analyzed, visualized, automated and distributed. Artificial intelligence and machine learning capabilities can be applied to customer data to generate insights, trigger alerts, and support recommended actions based on predefined business rules and user configurations. These capabilities are designed to operate within customer-defined governance controls and permissions, enabling users to review, approve, and execute actions, including writing data back to systems of record where authorized. Because Domo can digitally connect an organization and empower employees to engage with data in a governed way, we believe our market potential is broad.
We have made significant investments to build an enterprise-grade platform with the scale, speed and security to support organizations regardless of where they are in their digital transformation journey. In many ways, building Domo was like building multiple complementary technologies in one platform to address common gaps in data strategy, connecting and transforming data, analyzing and visualizing it, automating actions, and building applications that extend data to teams, partners, and customers. As a result, our platform is able to support a broad range of capabilities, including data integration, transformation, analysis, visualization, automation, and application development, within a single cloud-based environment. These capabilities are designed to complement customers’ existing technology infrastructure and enable organizations to operationalize data across teams, partners, and external stakeholders. These capabilities often require multiple, separate vendors, but Domo combines them within a single cloud-based environment designed to complement customers’ existing technology infrastructure.
Domo can augment a customer’s existing infrastructure with capabilities that include the following:
•Data warehouse integration and fast query: Domo can sit on top of major cloud data platforms including Snowflake, Databricks, Google BigQuery, Oracle, IBM Cloud, Dremio, Amazon Redshift, Azure SQL, MySQL, and Amazon Athena. Using Domo’s deep cloud integrations, customers can add new data to these environments, and use data from those systems as inputs to other platform capabilities such as visualizations, ETL, workflows, alerting, app building, and AI features. Domo also offers a managed cloud-based data warehouse and fast query layer designed to support large-scale, interactive analytics.
•AI and machine learning capabilities: The Domo platform includes AI capabilities, including model management and tools that enable customers to access various third-party AI models. Customers can use AI-enabled features throughout the platform, including within data preparation, analysis, automation and applications, with appropriate governance controls. These features are designed to solve challenges such as inefficiency, technical barriers, data complexity and slow time-to-value.
•Connectivity and data preparation: Domo provides a broad range of connection options, including more than 1,000 connectors as well as flexible universal connectors and tools to connect to on-premises sources. Domo also provides low-code data transformation and preparation capabilities (Magic ETL) and options for advanced users to leverage SQL and scripting.
•Analytics, applications, and automation: Domo supports analysis and visualization, low-code application development, embedded analytics, collaboration and workflow automation. These capabilities are designed to help customers distribute data products beyond dashboards and enable actions based on up-to-date business intelligence.

•Partner ecosystem: Domo’s partner program includes platform, data, app and channel initiatives intended to broaden integrations, expand solution availability, and support customer outcomes.
As of January 31, 2026, we had more than 2,400 organizations as customers. We employ a land, expand, and retain business model and typically enter into enterprises within a specific division or for a specific use case. As our users see the value of our platform and user engagement increases, we expand our footprint within their organization. Our annual recurring revenue (ARR) net retention rate, which compares the ARR as of the measurement date to ARR from the same cohort as of the same period in consecutive fiscal years (excluding customers from the cohort who canceled during the initial period), was an average of 96%, 89%, and 94% for the years ended January 31, 2024, 2025 and 2026, respectively.
For the years ended January 31, 2024, 2025 and 2026, we had total revenue of $319.0 million, $317.0 million and $318.9 million, respectively, representing year-over-year decline of 1% and growth of 1%, respectively. For the years ended January 31, 2024, 2025 and 2026, our net loss was $75.6 million, $81.9 million and $59.3 million, respectively.
The Domo Solution
Domo is a cloud-based AI and data products platform designed to help organizations connect data, derive insight, and operationalize intelligence across their business. The platform is designed to bring together data integration, analytics, applications, automation, and artificial intelligence within a single governed environment, enabling organizations to move from understanding what is happening in their business to quickly taking action with decisions to help the business. We believe business technology must be as easy-to-use and intuitive as mobile consumer applications while providing enterprise-grade scalability and security. Domo is designed to work with data wherever it resides, including data stored in leading cloud data platforms such as Snowflake, Google Cloud, AWS, Databricks, and Oracle, allowing customers to leverage existing investments rather than replace them.
Our platform is designed to be adopted in a composable manner, enabling customers to deploy individual capabilities based on specific business needs, priorities, and stages of maturity. Customers may begin with foundational capabilities such as data integration and connectivity, bringing together data from cloud data platforms, operational systems, and external sources, and expand over time into analytics, applications, automation, and AI-enabled workflows as value is realized. While each capability is uniquely valuable, our platform is designed to operate as an integrated system, with shared data access, governance, and intelligence that allow value to compound as additional capabilities are layered on.
While developing our platform, we have focused on four key principles:
All of Your People
Our platform is designed to enable every type of employee to connect to, analyze, and leverage data, including through mobile experiences. When more employees can engage with data, organizations can increase alignment around a common set of facts and support more collaborative problem-solving across functions.
All of Your Data in Real Time
Our platform provides access to quantitative and qualitative data through a broad range of connection options, including connectors, universal connectors, and on-premises connectivity tools. This approach enables employees to build accurate, updated views of data and trends across functional areas.
Intelligence that Invites Actions
Our platform supports the use of artificial intelligence, including machine learning and predictive analytics, to power insights, recommendations and alerts. This enables customers to get an accurate and current look at what is happening and take appropriate action when necessary, including through workflows and write-back to source systems in configured scenarios.
Domo Apps and Appstore
Our platform supports customers and development partners in building applications that solve business challenges. These applications are designed to put data to work by presenting information in purpose-built experiences and enabling actions tied to business outcomes. Through the Domo Appstore, users can also make applications and content available to other Domo users, supporting a broader ecosystem of use cases and best practices. Through the power of Domo’s comprehensive cloud-

based platform, organizations can provide the right data to the right employees and teams in ways designed to support timely decisions and action.
Key Benefits of Our Solution
The Domo platform is designed to help organizations turn data into decisions, decisions into actions, and actions into measurable outcomes. The platform delivers value by enabling customers to connect and operationalize data across teams, systems, and workflows, while maintaining governance, flexibility, and scale.
Faster Time to Value
The Domo platform is designed to reduce the time and effort required to move from data access to actionable insight. Customers can begin with focused use cases such as analytics, automation, or application delivery and realize value without large upfront deployments. As adoption expands, additional capabilities can be layered on without re-architecting data pipelines or duplicating effort, enabling incremental investment aligned to business priorities. Domo is designed to enable more people across the business, regardless of technical background, to engage in the process of turning data into outcomes.
Operationalized Analytics
Rather than limiting data to dashboards and reports, Domo enables organizations to embed analytics directly into business processes, applications, and workflows. Job-specific applications, built with Domo, can deliver insights that trigger alerts, approvals, and automated actions, thereby allowing teams to respond in context and in real time. This approach is intended to help organizations close the gap between insight and execution.
Composable Adoption with Integrated Value
Domo’s platform is designed to be adopted modularly while operating as an integrated system. Customers can deploy individual product pillars independently, based on specific needs, while benefiting from a shared data foundation, governance model, and intelligence layer. As additional capabilities are adopted, the value of the platform compounds through reuse of data, logic, and context, reducing fragmentation and redundancy.
Broad Accessibility with Centralized Governance
The platform is designed to support a wide range of users, from technical teams to business users, without compromising control. Domo provides, and builds upon, existing governance controls to enable centralized governance, access controls, and data management capabilities to the platform allowing organizations to scale usage across departments and external stakeholders while maintaining consistent definitions, permissions, and compliance requirements. This balance is intended to increase data adoption while preserving trust and oversight.
Scalable Performance for Enterprise Use
Domo is built to support enterprise-scale data volumes, concurrency, and performance requirements. The platform is designed to operate as a managed service within modern cloud environments and alongside existing data infrastructure, allowing organizations to scale usage without requiring wholesale replacement of their technology stack or managing and maintaining the underlying services.
Foundation for AI-Enabled Workflows
Domo provides a platform foundation for applying artificial intelligence and automation across data, applications, and workflows. Domo’s AI capabilities can be powered by the latest hosted AI-models (OpenAI, Anthropic, Google, etc.), or by connecting to the customers’ existing AI investment. By integrating AI services, model management, and agent-based capabilities with governed data and human oversight, the platform is designed to support responsible adoption of AI-driven use cases that augment, rather than replace, existing business processes.
Enterprise Security and Compliance
The Domo platform is designed to meet the data security, privacy, and compliance requirements of enterprise and regulated-industry customers. Because the platform connects to and processes our customers' sensitive business data, we have invested significantly in security controls, governance, and administrative capabilities that allow organizations to manage access, permissions, and data usage at scale. We maintain industry-recognized security and compliance certifications and assessments, including SOC 1 Type II, SOC 2 Type II, HITRUST, HIPAA-related validations, and other applicable standards.
Our native multi-tenant, web-scale, massive parallel processing capabilities and multi-dimensional architecture manage extremely large volumes of data and can deliver near real-time analysis at scale. On a typical business day, our customers collectively may query many trillions of rows from uncached queries. Even with this volume of data, we have generally maintained a sub-second average query response time. We integrate with an organization’s existing data systems, allowing IT teams to leverage current infrastructure without requiring significant re-architecture or additional investments to implement our platform.
We employ a comprehensive cybersecurity risk management program that incorporates people, process, and technology to assess, identify, and mitigate potential threats to the confidentiality, integrity, and availability of our systems and customer data with protection features included down to row-level security. Our security practices include regular assessments and testing, incident response and business continuity planning, and ongoing employee training. These efforts are evaluated as part of our enterprise risk management processes, which is led by our Chief Technology Officer in close coordination with executive leadership and reviewed by the Audit Committee of our Board of Directors.
For more information regarding our enterprise security and compliance, see Item 1C. "Cybersecurity."
Competitive Strengths
Our key competitive strengths include:
•Functionality that can be used by everyone. Employees can connect to data, prepare and analyze it, build applications, configure alerts and automate workflows through desktop or mobile experiences, with tools that support users across skill levels.
•Ease of adoption. Users can begin using the platform quickly and often without heavy IT involvement. We offer a free trial through our website and sell through inside and field sales models.
•Scale and performance. Domo was built on a cloud-based architecture designed for scale. The platform supports interactive analysis at enterprise levels with performance designed to meet the needs of large organizations.
•Proven economic value. Customers may benefit from cost savings and productivity improvements by consolidating tools and reducing time spent assembling data and reporting.
•Proven enterprise readiness. We have invested significantly to broaden platform capabilities and enhance security and scalability requirements for enterprise customers.
•Continuous product innovation. From inception through January 31, 2026, we have invested $1,006.4 million in research and development to create our comprehensive platform.
•Industry recognition. We have received third-party recognition for ease-of-use, business value, and product capabilities from industry organizations and analyst firms.
•Ecosystem expansion. We have developed tools that allow customers and partners to build applications and distribute them across organizations and, in some cases, more broadly through our ecosystem.
•Ease of Access. We designed Domo to be both easy to deploy and easy to use. When data and content are available in Domo, they are accessible everywhere, desktop, mobile, or embedded into existing workflows or applications.

Growth Strategies
Key components of our growth strategy include:
•Increasing Our Overall Customer Base. We believe the market for our platform is large and underpenetrated. Because an organization of any size or in any industry can benefit from governed, AI-driven workflows, we see broad opportunity to add customers both in the United States and internationally.

•Accelerate Expansion within Existing Customers. We typically enter into enterprises within a specific division or for a specific use case. As users realize the value of our platform and engagement increases, we expand our footprint within the enterprise and adoption grows.
•Extend Platform Functionality and Value Proposition. We plan to continue to invest in enhancing ease of use, self-service capabilities, scalability, security and performance, as well as in AI and data management functionality.
•Expand the Domo Ecosystem. We plan to continue strengthening relationships with customer advocates, strategic partners and third-party developers to broaden our ecosystem.
Our Technology
Platform Capabilities and Product Pillars
The Domo platform is delivered through a set of core product pillars that are built to be individually valuable, but are designed to work seamlessly together. Each pillar represents a discrete capability and a valid entry point into the platform, while sharing a common foundation of data, governance, and intelligence. Customers may adopt individual capabilities to address specific needs and expand over time as requirements evolve, without rework or fragmentation.
•Data Integration
Data integration is the foundational capability of the Domo platform. It enables organizations to securely connect, ingest, and synchronize data from a broad range of both on-premises and cloud-based systems and incorporate it into their preferred cloud data foundation. Through a library of more than 1,000 self-service connectors and flexible integration tools, customers can establish a unified, governed data layer that supports downstream analytics, automation, and AI-driven workflows. This capability is designed to fit within existing data architectures, enabling organizations to integrate data that amplifies their existing investments.
•Data Transformation
Data transformation enables customers to prepare, enrich, and structure data for analysis and operational use. Through both drag-and-drop and code-based tools, users can blend data from multiple sources regardless of technical ability. With Domo, users can enrich data with AI and apply business logic to create reusable datasets that support consistent definitions and metrics across the organization. This capability allows organizations to collaborate and standardize data preparation — supporting both business users and technical teams —helping ensure data is reliable, accessible, and ready for decision-making.
•Business Intelligence and Analytics
The business intelligence pillar provides tools for analyzing, visualizing, and interacting with data across devices and use cases. Customers can use AI agents and natural language to explore trends, monitor performance, and share insights through interactive dashboards and visual experiences designed for both desktop and mobile environments or through bursted or automated reporting. This capability is intended to support up-to-date visibility and decision-making across roles, enabling organizations to align around a shared view of performance while maintaining appropriate governance and access controls.
•Applications and Embedded Experiences
The applications pillar enables customers to build and deploy interactive applications and embedded experiences for internal and external audiences. Applications can be authored using low-code or pro-code tools, creating purpose-built applications that combine data, logic, and user workflows. Customers can use AI to prototype those applications inside a governed environment. Domo customers can use embedded distribution to securely share these experiences with partners, customers, or vendors. This capability allows customers to operationalize data beyond dashboards by embedding intelligence directly into business processes and digital touchpoints.
•Automation and Workflows
Automation capabilities allow customers to coordinate actions across systems based on data-driven triggers and user interaction. Through configurable workflows, organizations can automate processes, manage approvals, and integrate with third-party systems while maintaining visibility and control. This capability is designed to help translate insight into action, reduce manual effort, and support consistent execution across teams and functions. When deployed as part of a Domo application, workflows help close the loop of the insight-to-action process.
•Artificial Intelligence and Agent Orchestration
The artificial intelligence pillar integrates with machine learning, large language models, and AI-powered services across the platform. This includes support for model management, preconfigured AI services, and governed access to leading AI models hosted by Domo or provided by customers. Building on this foundation, Domo’s Agent Catalyst enables customers to build, deploy, and manage AI agents that can act across data, applications, and workflows and to embed human oversight at critical decision points.
•Composable Platform Architecture
While each product pillar can be adopted independently to work in conjunction with existing investments, the platform is designed and optimized to operate as a cohesive system. Data, governance, and business logic are defined once and reused across capabilities, allowing organizations to expand adoption over time without creating fragmentation or duplication. As customers layer additional capabilities, the value of the platform compounds through shared context, consistent controls, and coordinated execution.
Customers
As of January 31, 2026, we had over 2,400 customers. We have customers in a wide variety of industries, geographies, and sizes, ranging from small organizations to large enterprises. We derived 80% of our revenue for the year ended January 31, 2026 from customers in the United States. We define a customer at the end of any particular quarter as an entity that generated revenue greater than $2,500 during that quarter. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced at a separate billing address is treated as a separate customer. In cases where customers purchase through a reseller, each end customer is counted separately. For the fiscal years ended January 31, 2024, 2025 and 2026, no single customer represented more than 10% of our revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately.
We have invested in platform capabilities and online support resources to allow customers to expand use in a self-guided manner. Our professional services, customer support and customer success functions support our customers in deploying the platform and implementing additional use cases. We actively engage with customers to assess satisfaction and adoption.
Sales and Marketing
 Business leaders, department heads and managers are typically initial subscribers to our platform, deploying Domo to solve a business problem or enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broader adoption.
We primarily offer our platform, which customers can adopt in whole or in part, as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on estimated usage, utilizing a tiered pricing structure, which is paid upfront. Historically, we also offered subscription-based agreements, under which subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, 84% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.
As of January 31, 2026, 76% of our customers were under multi-year contracts on a dollar-weighted basis of recurring GAAP revenue, compared to 69% and 66% of customers as of January 31, 2025 and 2024, respectively. The high percentage of revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both consumption-based and subscription-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform. Our one-year and multi-year contracts generally automatically renew for additional one-year terms, with each party having the option to elect not to renew, and generally may not be canceled absent material breach by us or the customer.
We primarily generate sales through our direct sales team, including inside and field sales personnel, and conduct most sales and professional services activities remotely. We generate leads and build awareness through marketing programs targeting senior leaders across functional areas. We also host Domopalooza, our annual user conference. We have also developed go-to-market partnerships with key technology, system integrator and consultant partners domestically and internationally. These partners help customers and potential customers validate our solutions, provide introductions to new prospects, and in some cases resell our platform or deliver professional services. We anticipate continuing to invest in and expand these relationships as a meaningful channel for growth.

In response to macroeconomic uncertainty, existing and potential customers may reduce or delay technology spending or attempt to renegotiate contracts and obtain concessions.
Competition
Certain features of our platform compete with products offered by various companies, including those that fall into the following categories:
•Large enterprise software and cloud platform vendors, including suppliers of traditional business intelligence and cloud services that provide one or more capabilities competitive with our products, such as Microsoft Corporation, Amazon Web Services, Inc., Oracle Corporation, SAP AG, Salesforce, Inc., and IBM.
•Specialized business analytics software companies, such as Tableau Software, Inc. (acquired by Salesforce, Inc.), Qlik Technologies, Looker (acquired by Alphabet, Inc.), Strategy Inc. (formerly MicroStrategy), ThoughtSpot, Alteryx, Informatica, Sisense, and Tibco Software, Inc.
•Cloud-native data integration and analytics providers, such as Sigma Computing, FiveTran, Matillion, Databricks, and Infor, Inc.
We believe that our principal competitive factors include user-centric design; ease of adoption; time to value; platform experience; performance (including scalability, reliability and query response time); brand; security, governance and privacy; accessibility across devices; breadth of connectivity; customer support; innovation; and pricing. We expect competition to intensify, and several competitors have greater resources and name recognition than we do.
Data Center Operations
We rely on third-party data centers and services to operate critical functions, serving customers from multiple data centers. We use Amazon Web Services (AWS) in North America (USA and Canada), Western Europe, Australia, Japan, and India. Additionally, we host customer data within Microsoft Azure, Google Cloud Platform, and Oracle Cloud Infrastructure data centers located in the United States.
We and our third-party providers maintain security programs designed to protect customer data and prevent unauthorized access. We monitor systems for issues and seek to maintain better than 99.9% availability, excluding scheduled maintenance.
Research and Development
We focus on anticipating customer demand and introducing platform enhancements, applications, technologies, features and capabilities in a timely manner. Our research and development organization is responsible for design, development, testing, release and maintenance.
Research and development expenses were $85.0 million, $87.9 million and $77.2 million for the fiscal years ended January 31, 2024, 2025 and 2026, respectively.

Intellectual Property
We rely on a combination of trade secret, copyright, trademark, patent and other intellectual property laws, contractual arrangements, and confidentiality procedures and technical measures to protect our technology and intellectual property. As of January 31, 2026, we owned 92 issued U.S. patents and also owned patents in the European Union, Great Britain and China. Our patents have expiration dates ranging from 2026 to 2041.
Our applications use open source software, and we also license technology from third parties. We require employees and independent contractors to sign agreements assigning inventions and other intellectual property created on our behalf and agreeing to protect confidential information.
Regulatory Matters
Data privacy, information security and data protection remain focuses of worldwide legislation and regulation. We are subject to regulation by data protection authorities in the United States and other countries where we do business. These regulations include laws requiring safeguards and actions in response to data breaches. We are subject to regulation including GDPR and similar requirements in the United Kingdom, which provide for substantial fines in the event of noncompliance. The legal environment for internet-based businesses is evolving rapidly, and we may need to take additional measures to comply with changes in legal obligations. We post a privacy policy on our website concerning the processing, use, and disclosure of personal data, and certify adherence to and compliance with the U.S. Department of Commerce’s Privacy Shield Principles and the E.U.-U.S. and Swiss-U.S. Privacy Shield Frameworks. Our publication of our Privacy Shield certification, our privacy policy, and other statements we publish regarding privacy, data protection and information security may subject us to potential governmental action if they are found to be deceptive or misrepresentative of our practices or in violation of applicable privacy law. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission, that impose additional restrictions on our handling of personal data.
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
We have completed a SOC 1 and SOC 2, and HITRUST risk-based attestation. Service Organization Controls, or SOC, are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We have also been certified as compliant with ISO 27001 and ISO 27018 standards. The ISO 27001 security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. This standard addresses confidentiality, access control, vulnerability and risk assessment. ISO 27018 establishes commonly accepted control objectives, controls and guidelines for implementing measures to protect personally identifiable information in accordance with the privacy principles in ISO/IEC 29100 for a cloud computing environment. Furthermore, we have completed our annual third-party validation of HIPAA Security and Privacy Risk Analysis.  We sign business associate agreements with our customers who require them in support of compliance with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH.
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
Employees
As of January 31, 2026, we had 876 employees, of which 620 work in the United States. None of our employees are represented by a labor union, and we believe our employee relations are good.
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
We incurred net losses of $75.6 million, $81.9 million and $59.3 million for the years ended January 31, 2024, 2025 and 2026, respectively, and had an accumulated deficit of $1,546.9 million at January 31, 2026. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,546.9 million as of January 31, 2026. We have also experienced negative or close to breakeven cash flows from operating activities, including cash used by operating activities of $9.1 million and cash provided by operating activities of $7.9 million for the years ended January 31, 2025 and 2026, respectively. As of January 31, 2026, we had $43.0 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility.
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
A strategic transaction, whether or not consummated, could have an adverse effect on our business, results of operations and financial condition.
In February 2026, we announced that our board of directors initiated a formal process to explore strategic alternatives to maximize shareholder value. The pursuit of such strategic transactions could involve risks to our operations and financial results, whether or not such transaction is ultimately consummated. Such risks could include:

•Diversion of management’s attention away from our business;
•Significant transaction costs, which may or may not be recovered in the future and which may be incurred even if such strategic transaction fails to close or is otherwise unsuccessful;
•Dilution of our equity interests or a decrease in the value of our common stock;
•A change in control or a shareholder’s acquisition of a controlling stake in our business, which could trigger certain rights and remedies available to our contractual counterparties;
•Restrictions on our ability to raise additional capital, incur indebtedness or control decisions regarding our operations and management;
•Loss of key management personnel or employees, or the deterioration of our relationships with our employees;
•Disruption to our relationships with customers, contract counterparties and other stakeholders;
•Negative publicity or harm to our reputation; and
•Legal proceedings and substantial costs associated with litigation.
Any one or more of these factors or other risks could could have a material adverse effect on our financial condition.
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
•the timing and growth of our business, in particular through the hiring of new employees and international expansion; and
•general economic and political conditions, both domestically and internationally, including the impacts of pandemics or other catastrophic events, military conflicts (including the Russian invasion of Ukraine, and hostilities in the Middle East, inflation, and adverse impacts to the financial services industry, as well as economic conditions specifically affecting industries in which our customers operate.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts & Jobs Act of 2017 eliminated the ability to deduct research and development expenditures annually and instead required taxpayers to capitalize and amortize those expenditures over five or fifteen years. Further, the Inflation Reduction Act of 2022 introduced a non-deductible excise tax of 1% on the value of certain share repurchases by publicly traded corporations, which may increase the costs to us of any share repurchases. The One Big Beautiful Bill Act (or OBBBA), enacted on July 4, 2025, made a number of changes to U.S. federal income tax law, including allowing taxpayers to deduct certain U.S. research and development expenditures (while continuing to require taxpayers to capitalize and amortize foreign research and development expenditures), changing the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign derived intangibles income (renamed Foreign-Derived Deduction Eligible Income) for taxable years beginning after December 31, 2025, reinstating 100% deductibility of bonus depreciation for property placed in service after January 19, 2025, and changing the calculation of deductible business interest expense to include depreciation and amortization, among other changes. While we do not anticipate any material impact to our financial statements, primarily due to the full valuation allowance on net deferred tax assets, and no material permanent tax differences are expected, we are continuing to analyze the potential impact of the OBBBA and other legislation on our operations, business and financial performance.

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
Further, many countries and the Organization for Economic Cooperation and Development have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. The OECD and participating jurisdictions have agreed to a “side-by-side” elective safe harbor that exempts electing U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
 As of January 31, 2026, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1,289.3 million and $1,414.7 million, respectively, which may be available to offset taxable income in the future. The federal NOLs will begin to expire in various years beginning in 2032 if not utilized. The state NOLs will expire depending on the various rules in the state jurisdictions in which we operate. A lack of future taxable income could adversely affect our ability to utilize these NOLs before they expire.
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
Even if we do attract customers, the cost of new customer acquisition may prove so high as to prevent us from achieving or sustaining profitability. We recognize subscription revenue ratably over the term of the contract period. In general, customer acquisition costs and other upfront costs associated with new customers are much higher in the first year than the aggregate revenue we recognize from those new customers in the first year. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber and the degree to which it has expanded its usage of our platform. Additionally, we intend to continue to hire additional sales personnel to grow our domestic and international operations. If our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected.
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
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our platform. Although we have developed relationships with some channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue historically. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. Typically, agreements with channel partners are non-

exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our platform. They may also cease marketing our platform with limited or no notice and with little or no penalty. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
Risks Related to Our Products, Solutions and Industry
We face intense competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, growth, revenue and market share.
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
Our current primary competitors generally fall into the following categories:
•large enterprise software and cloud platform vendors, including suppliers of traditional business intelligence and cloud services that provide one or more capabilities competitive with our products, such as Microsoft Corporation, Amazon Web Services, Inc., Oracle Corporation, SAP AG, Salesforce, Inc., and IBM.
•specialized business analytics software companies, such as Tableau Software, Inc. (acquired by Salesforce, Inc.), Qlik Technologies, Looker (acquired by Alphabet, Inc.), Strategy Inc. (formerly MicroStrategy), ThoughtSpot, Alteryx, Informatica, Sisense, and Tibco Software, Inc.
•cloud-native data integration and analytics providers, such as Sigma Computing, FiveTran, Matillion, Databricks, and Infor, Inc.
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
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While 84% of our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, as we implement artificial intelligence tools on our platform, we may not be able to accurately predict customer demand of these tools, and if certain customers use these tools more than we anticipate, we may incur increased operational costs that may not be recovered in an appropriate timeframe. We believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, such as by adopting artificial intelligence tools offered by our competitors in lieu of purchasing our services, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
Moreover, many competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of competitors, our business could be harmed. Our ability to grow is also subject to the risks and opportunities presented by future disruptive technologies. If new technologies, such as those relating to artificial intelligence, emerge or improve such that they are, or are perceived to be, able to deliver business intelligence solutions or otherwise perform similar functions as our platform at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete. Market and consumer perceptions of the future competitiveness of the SaaS industry are uncertain, which could negatively impact the market price or volatility of our stock and impair our ability to raise capital.
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
The success of our platform is dependent in large part on our customers’ ability to access data maintained on third-party software and service platforms. Generally, we do not have agreements in place with these third parties that guarantee access to their platforms, and any agreements that we do have in place with these third parties are typically terminable for convenience by the third party. If these third parties restrict or prevent our ability to integrate our platform with their software or platform, including but not limited to, by limiting the functionality of our data connectors, our ability to access the data maintained on their systems or the speed at which such data is delivered, customers’ ability to access their relevant data in a timely manner may be limited, and our business and operating results may be adversely affected.
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
We have experienced and may continue to experience changes to our management and board, which may create uncertainties and could harm our business.
We have experienced changes to our management and board in recent years. Changes to strategic or operating goals, which can often occur with the appointment of executives and directors can create uncertainty, can negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership and director transition periods are often difficult as such executives and directors gain more detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management and board changes may inherently cause some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their equity awards have significantly appreciated or depreciated in value. In addition, the authorized shares remaining under our 2018 Equity Incentive Plan may be insufficient to continue to provide equity incentives at levels that would be meaningful. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we seek to increase the authorized shares under our equity incentive plan or increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results, financial condition and cash flows would be adversely affected and the ownership of existing shareholders would be diluted.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 80%, and 80% of our total revenue for the years ended January 31, 2025 and 2026, respectively, was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and cybersecurity are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and became effective January 1, 2023. The CPRA amended and expanded the CCPA in numerous respects, including by expanding the CCPA’s private right of action. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that became effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that has become effective in 2026. Broad federal privacy legislation has also been proposed. In 2025, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places restrictions on data transactions involving sensitive personal data and certain “Countries of Concern” and “Covered Persons” (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions). Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. Department of Justice also has issued rules restricting, and imposing requirements in connection with, certain bulk transfers of sensitive personal information. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the E.U., as well as the United Kingdom, Australia, India, and Japan, where we maintain offices or other operational presences, have laws and regulations dealing with the handling and processing of personal data obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, access, use, storage, security, disclosure, and other processing of various types of data, including data that identifies or may be used to identify an individual. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the E.U., in May 2018, a far-reaching regulation governing data and privacy practices called the General Data Protection Regulation (GDPR) became effective. The GDPR includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for noncompliance of up to the greater of €20 million or 4% of global annual revenues. Complying with the GDPR, the CCPA, and other laws and regulations governing privacy, data protection, and cybersecurity may cause us to incur substantial operational costs or require us to modify our data handling practices. Actual or alleged noncompliance could result in proceedings against us by governmental authorities or others (including a private right of action for affected individuals in certain instances) and substantial penalties, fines, and other liabilities, and may otherwise adversely impact our business, financial condition, and operating results.

Further, the United Kingdom has enacted a Data Protection Act and a version of the GDPR referred to as the UK GDPR that, collectively, substantially implement the GDPR in the United Kingdom and provide for penalties of up to the greater of £17.5 million and 4% of total annual revenue. Uncertainty remains, however, regarding aspects of data protection in the United Kingdom in the medium to long term. The United Kingdom made targeted amendments to its data protection regime in the UK Data (Use and Access) Act 2025, causing the United Kingdom’s data protection regime to differ more significantly from the GDPR. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which generally permitted personal data flows from the European Economic Area to the United Kingdom. This adequacy determination was renewed in December 2025 to extend through December 2031, but it may be modified or revoked in the interim. Further, United Kingdom data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR, and the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, effective March 21, 2022, that are required to be implemented.

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

Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. These or other laws relating to privacy or data protection could require us to expand data storage facilities in foreign jurisdictions or to obtain new local data storage in such countries. The expenditures this would require, as well as costs of compliance generally, could harm our financial condition. The regulatory environment applicable to the collection, use, and other processing of, and security measures with respect to, personal data of residents of the E.U., United Kingdom, Switzerland, Brazil, the PRC, and other foreign jurisdictions, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations, modify policies and procedures, and otherwise to assume additional liabilities or incur additional costs, and could result in harm to our business, operating results, and financial condition.

We enter into business associate agreements with our customers who require them in order to comply with the U.S. Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act, and therefore we are directly subject to certain provisions of HIPAA applicable to business associates. We may collect and process protected health information as part of our designated service, which may subject us to a number of data protection, security, privacy, and other government- and industry-specific requirements. In addition, if we are unable to comply with our obligations relating to the protection and processing of protected health information, we could be found to have breached our contracts with customers with whom we have a business associate relationship. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations, including under any business associate agreement, may lead to significant fines, civil and criminal penalties, and other liabilities. The U.S. Department of Health and Human Services (HHS) audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has increased in recent years and HHS has signaled its intent to continue this trend. Implementing rules under HIPAA addressing privacy, and a related statute addressing security, are the subject of final and proposed modifications, respectively. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violations implicate the privacy of state residents.

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

Federal, state, and foreign laws, regulations, and other actual or asserted obligations relating to privacy, data protection, or cybersecurity may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws, regulations, policies, legal or contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection, cybersecurity, marketing, or consumer communications may result in governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition. We expect that there will continue to be new laws, regulations, industry standards and other actual and asserted obligations relating to privacy, data protection, cybersecurity, marketing, and consumer communications proposed and enacted or otherwise implemented in the United States, the E.U., and other jurisdictions, and we cannot fully predict the impact such future laws, regulations, standards, and obligations may have on our business. Future laws, regulations, standards, and other actual or asserted obligations, or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, disclosure, or other processing of data could require us to incur additional costs or modify our platform, possibly in a material manner, which we may be unable to achieve in a commercially reasonable manner or at all, and which could limit our ability to develop new features.

In addition to the privacy and data protection regulations described above, our business is also subject to contractual obligations to maintain compliance with leading security frameworks and standards such as SOC 1 and SOC 2 (with HIPAA validation); International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC) standards for ISO 27001 and ISO 27018; HITRUST Alliance’s HITRUST CSF (with HIPAA validation); and Texas Department of Information Resources’ TX-RAMP certification. Any failure or perceived failure by us to comply with these contractual obligations, industry standards, regulatory guidance or other actual or asserted obligations relating to privacy, data protection and cybersecurity may result in loss of certification, governmental investigations and enforcement actions, claims, demands, and litigation by private entities, fines, penalties, and other liabilities, harm to our reputation and adverse publicity, and could cause our customers and partners to lose trust in us, which could materially affect our business, operating results, and financial condition.

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
As a provider of cloud-based platform services, our operations involve the storage, transmission, and other processing of large amounts of our customers’ confidential and proprietary information, and we also collect, store, transmit, and otherwise process sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, personally identifiable information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally in both frequency and sophistication (including the use of emerging artificial intelligence technologies), and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional cybersecurity risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, artificial intelligence-assisted deepfake attacks and disinformation campaigns, fraud, misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources), and malicious attacks such as distributed denial of service with the intention to cause extended period of service downtime, as well as other types of security incidents which could prevent customers from accessing our products and services. Attackers may, in addition to other motivations, seek to render unavailable, destroy, or modify, access, or disclose without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers. Our employees and contractors who have access to our customers’ data as well as customer personal information and/or company data could be a victim of social engineering tactics such as phishing and business email compromise, which could further lead to malware and/or ransomware being installed on our company assets and which could cause a potential compromise of systems and information. In addition, as we host our platform on third-party cloud hosting services offered by the leading cloud hosting providers, any misconfiguration in the cloud due to our own unintentional error or lack of understanding, or any exploitation of vulnerabilities on those cloud hosting providers’ technology, could lead to unauthorized access, misuse, acquisition, disclosure, loss, alteration, destruction, or other unauthorized processing of our and our customers’ data, including confidential, sensitive, and personal information.

We engage third-party hosting and other service providers to store and otherwise process some of our and our customers’ data, including confidential, sensitive, and personal information relating. Our service providers may also be the targets of cyberattacks and other malicious activity, or may experience security incidents caused by other factors. While we have established a formal third-party security risk assessment process to address security risks for our company relating to our key third-party service providers, our ability to monitor our service providers’ security measures is limited, and, in any event, third parties or insider threats may be able to circumvent those security measures or our own security measures, resulting in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other unauthorized processing of our and our customers’ data, including confidential, sensitive, and personal information. We also use and rely on several open source libraries and packages while developing our product and if such libraries or packages are vulnerable and are exploited, our ability to address such vulnerabilities in a timely manner may be limited and may result in disruptions to our platform or operations and in unavailability of or unauthorized access to, misuse, acquisition, disclosure, loss, alteration, destruction, or other unauthorized processing of our and our customers’ data, including confidential, sensitive, and personal information. We also deploy code generated by artificial intelligence (AI) tools, and improper or inadequate vetting of AI-generated code for any security related vulnerabilities may result in exploitation of such vulnerabilities leading to disruption, unauthorized access to our infrastructure, our confidential data or our customers' data.
Additionally, there have been and may continue to be significant supply chain cyber-attacks generally, and our third-party service providers and business partners may be targeted or impacted by such attacks. We cannot guarantee that our systems and networks or those of our vendors, service providers, or business partners have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or compromise of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Malicious actors may be able to circumvent security measures, resulting in unavailability of, unauthorized access to, misuse, disclosure, loss, unavailability, destruction, or other unauthorized processing of our and our customers’ data, including confidential, sensitive, and personal information. We and our service providers may also face difficulties or delays in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We and our third-party service providers may also experience security breaches and incidents that remain undetected for an extended period.
Use of generative artificial intelligence (GenAI) technologies may result in GenAI providers having access to and processing sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer confidential information. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform’s own systems and infrastructure are not secure, security breaches or incidents may occur and lead to the unauthorized exposure of confidential information such as customer data, financial information, and proprietary business information, or it may be believed or asserted that one or more of these has occurred. Any of these circumstances may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Threat actors could also use GenAI and other forms of artificial intelligence for malicious purposes, increasing the frequency or intensity of attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems.
In addition, insider threats pose significant risks to our business, potentially compromising the confidentiality, integrity, and availability of customer data, our business information and the overall reputation of the organization. As employees or trusted individuals have authorized access to our systems and customer data, malicious insiders may intentionally abuse their privileges, leading to actual or perceived security breaches or incidents, intellectual property theft or misappropriation, or unauthorized access to, or use of, systems or data. Additionally, insiders may inadvertently access, use, expose, or otherwise process without authorization customer data or confidential, sensitive, or personal information, or engage in unauthorized access to or use of company devices, networks, systems, or other resources, due to error, negligence, lack of awareness, or otherwise. We have suffered certain of these incidents in the past and expect that they will occur in the future.
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
We could be required to expend significant capital and other resources to alleviate problems caused by actual or perceived security breaches, incidents, or other events and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential, or anticipated attacks, security breaches or incidents, or other events, may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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
We update our platform on a frequent basis. Despite efforts to test our updates, errors, failures or bugs may not be found in our platform until after the update is deployed to our customers. We have discovered and expect we will continue to discover errors, failures and bugs in our platform and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment to customers. Real or perceived errors, failures or bugs in our platform could result in negative publicity, government inquiries, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we process for our customers, or the loss, damage, unauthorized access to or acquisition of, or inadvertent release or exposure of customer data could cause our reputation to be harmed and result in claims against us, and customers may elect not to purchase or renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of January 31, 2026, beneficially controlled approximately 78% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
The trading market for our Class B common stock and customer demand for our platform is influenced by the research and reports that securities and industry analysts publish about us or our business. If one or more of the analysts who cover us do not publish positive reports about our company, platform and value proposition, do not view us as a market leader, or cease or fail to regularly publish reports on us, our stock price or trading volume would likely decline. In addition, industry analysts may influence current and potential customers; if any of the foregoing were to occur, customer demand for our platform, operating results and prospects may be adversely impacted. Further, we have transitioned primarily to a consumption-based pricing model and to the extent that analysts fail to appreciate the benefits of such a model, misinterpret key performance indicators associated with such a model or continue to focus on metrics unduly associated with a subscription-based model, our stock price and trading volume may decline or our business may suffer.
Future sales of our Class B common stock in the public market could cause our stock price to fall.
Our stock price could decline as a result of sales of a large number of shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. For example, we filed: (i) on September 6, 2024, a shelf registration statement on Form S-3 with the SEC that became effective on September 20, 2024 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on September 20, 2024, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $150.0 million of our Class B common stock from time to time through an “at-the-market” program under the Securities Act. To date, we have not sold any shares under our “at-the-market” program.
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
Further, we have been advised that Mr. James has pledged the shares of Class A common stock and Class B common stock beneficially owned by him to secure a loan with a financial institution, which loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that the loan has been extended with a new maturity date in the last two weeks of June 2026. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold or otherwise transferred to meet these repayment requirements. Upon a default under such loan, the lenders could sell the pledged shares into the market. Sales or transfers of such shares to reduce the loan balance or by the lenders upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We have an established cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems, internal networks, and information. This program implements policies, processes, and controls to respond to cybersecurity threats and mitigate business impacts. Management is responsible for day-to-day administration of our cybersecurity policies, processes, practices, and risk management.
Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, business partners and employees. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management.

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
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Our cybersecurity policies, standards, processes, and practices are informed by recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and an array of other applicable standards-setting bodies, which are integrated into a broader risk management framework and related processes. We also hold various security-related industry certifications and attestations that have been validated by external auditors, including SOC 1 Type II, SOC 2 Type II, ISO 27001, ISO 27018, HITRUST, and HIPAA-related validations, and others.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Technology Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our human resources, security, IT, legal and management teams. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage independent assessors, consultants, and auditors in connection with our risk assessment processes, including ISO 27001 and SOC audit firms. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We require each third-party service provider which has access to or a relationship to our systems or data to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
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

We have a unified and centrally coordinated team, led by our Chief Technology Officer (CTO) and EVP of Product, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with executive leadership team including CEO, CTO, CFO, CLO, CHRO, COO, and other members of the senior leadership team. The CTO has extensive experience in the management of cybersecurity risk programs, having served in various leadership roles in information technology, information security, engineering, and product development, for over 30 years. He also holds a bachelor's degree in mechanical engineering and a master’s degree in business marketing. We believe the Company’s business leaders, including our CEO, CFO, CTO, CHRO, COO, and CLO, who have experience managing cybersecurity risk at Domo and at similar companies, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats. Reporting to our Chief Technology Officer are several experienced security engineers, and governance, risk, and compliance professionals. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Our CTO and our cybersecurity team oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Some key processes by which our CTO and security steering committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following:

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

•Threat Intelligence: We have a security operations team focused on profiling, intelligence collection, and threat analysis supporting our ongoing efforts to identify, assess and manage cybersecurity threats. The team’s input supports both near-term response to cybersecurity events, and long-term strategic planning and development of our cybersecurity risk management framework.

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

Our CTO provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
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
Holders of Record
As of January 31, 2026, there was one holder of record of our Class A common stock and 80 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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

$500
$400
$300
$200
$100
$0
2019-Jan
2020-Jan
2021-Jan
2022-Jan
2023-Jan
2024-Jan
2025-Jan
2026-Jan
Domo, Inc.
S&P 500
S&P 500 Information Technology
Russell 2000

Comparison of Cumulative Total Return

Company/Index	Jan 31, 2019	Jan 31, 2020	Jan 31, 2021	Jan 31, 2022	Jan 31, 2023	Jan 31, 2024	Jan 31, 2025	Jan 31, 2026
Domo, Inc.	$99	$89	$232	$172	$57	$40	$31	$22
S&P 500	101	122	144	177	162	196	248	289
S&P 500 Information Technology	96	141	193	244	205	308	393	494
Russell 2000	91	98	126	123	118	119	139	159
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
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ended January 31, 2026.
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
 Business leaders, department heads and managers are typically initial subscribers to our platform, deploying Domo to solve a business problem or enable departmental access. Over time, as customers recognize the value of our platform, we engage with CIOs and other executives to facilitate broader adoption.
We primarily offer our platform, which customers can adopt in whole or in part, as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on estimated usage, utilizing a tiered pricing structure, which is paid upfront. Historically, we also offered subscription-based agreements, under which subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, 84% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.

As of January 31, 2026, 76% of our customers were under multi-year contracts on a dollar-weighted basis compared to 66% and 69% of customers as of January 31, 2024 and 2025, respectively. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2025 and 2026, total RPO was $423.8 million and $464.8 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $242.2 million and $246.3 million as of January 31, 2025 and 2026, respectively.
Our business model focuses on obtaining new customers and maximizing the lifetime value of those customer relationships. We recognize subscription revenue ratably over the term of the contract. In general, customer acquisition costs and other upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year. Certain contract acquisitions costs are capitalized and then amortized over a period of four years for initial contracts. Over the lifetime of the customer relationship, we also incur sales and marketing costs to renew or increase usage per customer. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber and the degree to which it has expanded its usage of our platform.
From inception through January 31, 2026, we have invested $1,006.4 million in the development of our platform. As of January 31, 2026, we had 263 employees in our research and development organization. While we expect to continue to invest in research and development, we anticipate that these investments as a percentage of revenue will likely remain consistent over time.
For the years ended January 31, 2024, 2025 and 2026, we had total revenue of $319.0 million, $317.0 million and $318.9 million, respectively, representing year-over-year decline of 1% and growth of 1% for the years ended January 31, 2025 and 2026, respectively. Our enterprise customers generated revenue of $155.8 million, $145.0 million, and $140.8 million for the years ended January 31, 2024, 2025 and 2026, respectively, or year-over-year decline of 7% and 3%, respectively. Our corporate customers generated revenue of $163.2 million, $172.0 million, and $178.1 million for the years ended January 31, 2024, 2025 and 2026, respectively, or year-over-year growth of 5% and 3%, respectively.
For the years ended January 31, 2024, 2025 and 2026, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 79%, 80% and 80% of our total revenue for the years ended January 31, 2024, 2025 and 2026, respectively.
We have incurred significant net losses since our inception, including net losses of $75.6 million, $81.9 million and $59.3 million for the years ended January 31, 2024, 2025 and 2026, respectively, and had an accumulated deficit of $1,546.9 million at January 31, 2026. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
As of January 31, 2026, we had over 2,400 customers. Enterprise customers accounted for 49%, 46% and 44% of our revenue for the years ended January 31, 2024, 2025 and 2026, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve-month gross retention rate was 86%, 85% and 85% for the 12 months ended January 31, 2024, 2025 and 2026, respectively. Our gross retention has declined in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform.
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
The following table sets forth our ARR net retention rate for each of the eight quarters in the period ended January 31, 2026:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026
All Customers	88%	88%	90%	91%	91%	94%	95%	96%
ARR net retention rate measures the progress of our business initiatives and is used by management to make operational decisions. ARR net retention rate is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.
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
Sales and marketing expense as a percentage of total revenue was 51% and 48% for the years ended January 31, 2024 and 2025, respectively, compared to 44% for the year ended January 31, 2026.
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
Research and development expense as a percentage of total revenue was 27% and 28% for the years ended January 31, 2024 and 2025, respectively, compared to 24% for the year ended January 31, 2026.
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
The following table sets forth our billings for the years ended January 31, 2024, 2025 and 2026:

	Year Ended January 31,
	2024	2025	2026
Billings (in thousands)	$321,093	$310,162	$318,662
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended January 31,
	2024	2025	2026
		(in thousands)
Revenue:
Subscription	$285,500	$286,002	$289,352
Professional services and other	33,489	31,042	29,505
Total revenue	318,989	317,044	318,857
Cost of revenue:
Subscription(1)	46,045	53,585	56,897
Professional services and other(1)	29,425	27,408	22,838
Total cost of revenue	75,470	80,993	79,735
Gross profit	243,519	236,051	239,122
Operating expenses:
Sales and marketing(1)(3)	163,902	151,505	141,812
Research and development(1)	85,049	87,899	77,190
General and administrative(1)(2)(3)	49,449	55,929	59,217
Total operating expenses	298,400	295,333	278,219
Loss from operations	(54,881)	(59,282)	(39,097)
Other expense, net:
Loss on extinguishment of debt	—	(1,850)	—
Remeasurement of warrant liability	—	(150)	1,959
Other expense, net	(19,431)	(19,443)	(20,445)
Total other expense, net(1)	(19,431)	(21,443)	(18,486)
Loss before income taxes	(74,312)	(80,725)	(57,583)
Provision for income taxes	1,257	1,210	1,759
Net loss	$(75,569)	$(81,935)	$(59,342)
________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2025	2026
		(in thousands)
Cost of revenue:
Subscription	$2,810	$3,190	$3,305
Professional services and other	1,735	1,223	1,190
Sales and marketing	25,015	19,995	14,250
Research and development	19,520	18,245	16,822
General and administrative	14,565	15,892	20,270
Other expense, net	703	821	218
Total	$64,348	$59,366	$56,055

(2)Includes amortization of certain intangible assets of $0.1 million $0.6 million and $0.6 million for the years ended January 31, 2024, 2025 and 2026, respectively.

(3)Includes executive officer severance as follows:

	Year Ended January 31,
	2024	2025	2026
		(in thousands)
Sales and marketing	$750	$—	$—
General and administrative	1,553	—	3,394
Total executive officer severance	$2,303	$—	$3,394

	Year Ended January 31,
	2024	2025	2026
Revenue:
Subscription	90%	90%	91%
Professional services and other	10	10	9
Total revenue	100	100	100
Cost of revenue:
Subscription	14	17	18
Professional services and other	10	9	7
Total cost of revenue	24	26	25
Gross margin	76	74	75
Operating expenses:
Sales and marketing	51	48	44
Research and development	27	28	24
General and administrative	15	17	19
Total operating expenses	93	93	87
Loss from operations	(17)	(19)	(12)
Other expense:
Loss on extinguishment of debt	—	(1)	—
Remeasurement of warrant liability	—	—	1
Other expense, net	(6)	(6)	(7)
Total other expense	(6)	(7)	(6)
Loss before income taxes	(23)	(26)	(18)
Provision for income taxes	—	—	1
Net loss	(23)%	(26)%	(19)%

Discussion of the Years Ended January 31, 2025 and 2026
Revenue

	Year Ended January 31,
	2025	2026	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$286,002	$289,352	$3,350	1%
Professional services and other	31,042	29,505	(1,537)	(5)
Total revenue	$317,044	$318,857	$1,813	1
Percentage of revenue:
Subscription	90%	91%
Professional services and other	10	9
Total	100%	100%
The increase in subscription revenue, which includes both consumption-based and subscription-based agreements, was primarily due to a $14.0 million increase from new customers, offset by a $10.6 million net decrease from existing customers. Our customer count decreased 7% from January 31, 2025 to January 31, 2026. For the purpose of this comparison, new customers are defined as those added since the end of the prior year. Revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to the delivery of certain other contracts recognized in the prior year.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2025	2026	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$53,585	$56,897	$3,312	6%
Professional services and other	27,408	22,838	(4,570)	(17)
Total cost of revenue	$80,993	$79,735	$(1,258)	(2)
Gross profit	$236,051	$239,122	$3,071	1
Gross margin:
Subscription	81%	80%
Professional services and other	12	23
Total gross margin	74	75
The increase in cost of subscription revenue was primarily due to a $3.0 million increase in our third-party web hosting services.
The decrease in cost of professional services and other revenue is primarily due to a $3.6 million decrease in outsourced services and a $1.0 million decrease in employee-related costs.
Subscription gross margin decreased slightly primarily due to increased costs related to third-party web hosting services as a result of increased customer data usage. As we continue to shift more of our customer base to consumption-based pricing, we expect subscription gross margin to remain relatively stable in the near term and increase in the long term.
Services gross margin increased primarily due to a decrease in outsourced services. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with differing margins.

Operating Expenses

	Year Ended January 31,
	2025	2026	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$151,505	$141,812	$(9,693)	(6)%
Research and development	87,899	77,190	(10,709)	(12)
General and administrative	55,929	59,217	3,288	6
Total operating expenses	$295,333	$278,219	$(17,114)	(6)
Percentage of revenue:
Sales and marketing	48%	44%
Research and development	28	24
General and administrative	17	19
The decrease in sales and marketing expenses was primarily due to a $8.6 million decrease in employee-related costs, driven by stock-based compensation. Commissions expense decreased by $1.6 million. Sales and marketing expense as a percentage of total revenue decreased from 48% in the year ended January 31, 2025 to 44% in the year ended January 31, 2026. We expect sales and marketing expense as a percentage of revenue to be relatively stable in the near term and decrease in the long term.
Research and development expenses decreased primarily due to a $10.3 million decrease in employee-related costs, driven by stock-based compensation. Research and development expense as a percentage of revenue decreased from 28% in the year ended January 31, 2025 to 24% in the year ended January 31, 2026. We expect research and development expense as a percentage of revenue to decrease in the long term.
General and administrative expenses increased due in part to an $8.5 million increase in employee-related costs, driven by stock-based compensation, partially as a result of new PSU awards granted and the acceleration of certain awards during the year ended January 31, 2026, along with an increase in severance expense. The increase in employee-related costs was partially offset by a $4.8 million decrease in professional and legal fees, which is partially due to $1.5 million of costs related to the amendment to the credit facility that occurred during the prior year. General and administrative expenses as a percent of revenue increased from 17% in the year ended January 31, 2025 to 19% in the year ended January 31, 2026. We expect general and administrative expense as a percentage of revenue to decrease in the long term.
Total Other Expense, Net

	Year Ended January 31,
	2025	2026	$ Change	% Change

	(in thousands)
Other expense, net:
Loss on extinguishment of debt	$(1,850)	$—	$1,850	(100)%
Remeasurement of warrant liability	(150)	1,959	$2,109	1,406
Other expense, net	(19,443)	(20,445)	(1,002)	(5)
Total other expense, net	$(21,443)	$(18,486)	$2,957	14
Loss on extinguishment of debt decreased due to a $1.9 million loss recognized in the prior year as a result of the August 2024 amendment to the credit facility.
Remeasurement of warrant liability resulted in a $2.0 million gain during the year ended January 31, 2026, a favorable change of $2.1 million.

Other expense, net increased primarily due to an increase in interest expense and a decrease in interest income. These were partially offset by a decrease in expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency.
We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.
Income Taxes

	Year Ended January 31,
	2025	2026	$ Change	% Change
		(in thousands)
Provision for income taxes	$1,210	$1,759	$549	45%
Income taxes increased primarily due to higher taxable income from our international subsidiaries during the year ended January 31, 2026. In the long term, we expect income tax expense to increase in conjunction with higher taxable income from our international subsidiaries.
Discussion of the Years Ended January 31, 2024 and 2025
For a discussion of the year ended January 31, 2025 compared to the year ended January 31, 2024, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2025.
Liquidity and Capital Resources
As of January 31, 2026, we had $43.0 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $125.3 million credit facility, all of which had been drawn as of January 31, 2026.
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
Credit Facility
We have a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of January 31, 2026. The credit facility is secured by substantially all of our assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of January 31, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2026, the cash interest rate was approximately 6.9%. In addition to the 6.9% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and we are unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2025 and January 31, 2026.

Historical Cash Flow Trends

	Year Ended January 31,
	2024	2025	2026
		(in thousands)
Net cash provided by (used in) operating activities	$2,583	$(9,052)	$7,934
Net cash used in investing activities	(11,760)	(9,445)	(9,954)
Net cash provided by (used in) financing activities	3,471	3,391	(2,200)
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
Net cash provided by operating activities during the year ended January 31, 2026 consisted of cash collected from customers of $313.7 million exceeding the $305.8 million of cash outflows. Significant components of cash outflows included $162.4 million for personnel costs and $77.5 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services.
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
Net cash used in investing activities during the year ended January 31, 2026 consisted primarily of $9.3 million of capitalized development costs related to internal-use software and $0.7 million of purchased property and equipment.
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
Net cash used in financing activities for the year ended January 31, 2026 consisted primarily of $14.7 million of payments on short-term payable financing, $3.2 million used to repurchase shares for tax withholdings on vesting of restricted stock, $0.2 million in debt-issuance costs, and $0.2 million in deferred costs for registration statement. These were partially offset by $14.8 million of proceeds from short-term payable financing and $1.3 million of proceeds from shares issued in connection with our employee stock purchase plan.
Contractual Obligations and Commitments
Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Our primary commitment is related to obligations under our credit facility. For more information regarding our credit facility, see Note 11 "Credit Facility" to the consolidated financial statements in Item 8 of Part II. In addition, we have obligations under leases for office space. For more information regarding our lease obligations, see Note 8 "Leases" to the consolidated financial statements in Item 8 of Part II. We also have non-cancelable commitments related to our cloud infrastructure. As of January 31, 2026, we had contractual commitments of $50.3 million related to these services, $12.0 million of which is due in the next 12 months and the remaining balance due thereafter.
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
Interest Rate Risk
As of January 31, 2026, we had $43.0 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of January 31, 2026. As of January 31, 2026, the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of January 31, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2026, the cash interest rate was approximately 6.9%. In addition to the 6.9% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At January 31, 2026, we had total debt outstanding with a carrying amount of $126.5 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after January 31, 2026 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Domo, Inc. (the Company) as of January 31, 2025 and 2026, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2026, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 15, 2026 expressed an unqualified opinion thereon.

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

Revenue recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily from subscription revenue and professional services revenue. Subscription revenue primarily consists of fees paid by customers to access the Company’s cloud-based platform through both subscription and consumption-based agreements, including support services. Professional services revenue consists of fees paid by customers for other services including implementation, training and education. The Company evaluates its customer contracts to determine whether its services are considered distinct performance obligations that should be accounted for separately or combined. When the Company determines that a customer contract contains multiple performance obligations, the performance obligations are accounted for separately and revenue is allocated to each distinct performance obligation based on its standalone selling price.

Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price based on a standalone selling price and the timing of revenue recognition can be challenging. Judgment is involved in the identification of distinct performance obligations, the determination of standalone selling price, and the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's identification of distinct performance obligations and allocation of the transaction price to those performance obligations, including the underlying assumptions related to the determination of the standalone selling prices.
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
April 15, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Domo, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Domo, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Domo, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2026, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated April 15, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Salt Lake City, Utah
April 15, 2026

Domo, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of January 31,
	2025	2026
Assets
Current assets:
Cash and cash equivalents	$45,264	$42,951
Accounts receivable, net of allowances of $3,470 and $5,391 as of January 31, 2025 and January 31, 2026, respectively	71,544	85,456
Contract acquisition costs, net	15,780	18,013
Prepaid expenses and other current assets	9,089	7,138
Total current assets	141,677	153,558
Property and equipment, net	28,625	28,970
Right-of-use assets	10,158	10,990
Contract acquisition costs, noncurrent, net	19,553	28,387
Intangible assets, net	2,125	1,558
Goodwill	9,478	9,478
Other assets	2,724	2,592
Total assets	$214,340	$235,533
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,033	$18,765
Warrant liability	11,208	9,249
Accrued expenses and other current liabilities	49,701	60,852
Lease liabilities	5,731	7,472
Deferred revenue	178,276	174,885
Total current liabilities	254,949	271,223
Lease liabilities, noncurrent	7,695	5,676
Deferred revenue, noncurrent	2,828	6,024
Other liabilities, noncurrent	8,446	12,180
Long-term debt	117,668	126,494
Total liabilities	391,586	421,597
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2025 and 2026; no shares issued and outstanding as of January 31, 2025 and 2026	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized, issued and outstanding as of January 31, 2025 and 2026	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2025 and 2026; 36,190 and 39,187 shares issued and outstanding as of January 31, 2025 and 2026, respectively	36	39
Additional paid-in capital	1,310,922	1,359,652
Accumulated other comprehensive (loss) income	(669)	1,122
Accumulated deficit	(1,487,538)	(1,546,880)
Total stockholders' deficit	(177,246)	(186,064)
Total liabilities and stockholders' deficit	$214,340	$235,533
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended January 31,
	2024	2025	2026
Revenue:
Subscription	$285,500	$286,002	$289,352
Professional services and other	33,489	31,042	29,505
Total revenue	318,989	317,044	318,857
Cost of revenue:
Subscription	46,045	53,585	56,897
Professional services and other	29,425	27,408	22,838
Total cost of revenue	75,470	80,993	79,735
Gross profit	243,519	236,051	239,122
Operating expenses:
Sales and marketing	163,902	151,505	141,812
Research and development	85,049	87,899	77,190
General and administrative	49,449	55,929	59,217
Total operating expenses	298,400	295,333	278,219
Loss from operations	(54,881)	(59,282)	(39,097)
Other expense, net:
Loss on extinguishment of debt	—	(1,850)	—
Remeasurement of warrant liability	—	(150)	1,959
Other expense, net	(19,431)	(19,443)	(20,445)
Total other expense, net	(19,431)	(21,443)	(18,486)
Loss before income taxes	(74,312)	(80,725)	(57,583)
Provision for income taxes	1,257	1,210	1,759
Net loss	$(75,569)	$(81,935)	$(59,342)
Net loss per share, basic and diluted	$(2.10)	$(2.13)	$(1.45)
Weighted-average number of shares used in computing net loss per share, basic and diluted	36,050	38,501	40,984
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2024	2025	2026
Net loss	$(75,569)	$(81,935)	$(59,342)
Foreign currency translation adjustments	142	(489)	1,791
Comprehensive loss	$(75,427)	$(82,424)	$(57,551)
See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)

			Stockholders' Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2023	3,263,659	$3	31,572,826	$32	$1,183,921	$(322)	$(1,330,034)	$(146,400)
Vesting of restricted stock units	—	—	1,742,989	2		—	—	2
Issuance of common stock under employee stock purchase plan	—	—	332,303	—	3,406	—	—	3,406
Exercise of stock options	—	—	7,638	—	65	—	—	65
Stock-based compensation expense	—	—	—	—	64,808	—	—	64,808
Other comprehensive income	—	—	—	—	—	142	—	142
Net loss	—	—	—	—	—	—	(75,569)	(75,569)
Balance as of January 31, 2024	3,263,659	$3	33,655,756	$34	$1,252,200	$(180)	$(1,405,603)	$(153,546)
Vesting of restricted stock units	—	—	2,378,046	2	—	—	—	2
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(116,694)	—	(820)	—	—	(820)
Issuance of common stock under employee stock purchase plan	—	—	273,340	—	1,910	—	—	1,910
Stock-based compensation expense	—	—	—	—	57,632	—	—	57,632
Other comprehensive loss	—	—	—	—	—	(489)	—	(489)
Net loss		—	—	—	—	—	(81,935)	(81,935)
Balance as of January 31, 2025	3,263,659	$3	36,190,448	$36	$1,310,922	$(669)	$(1,487,538)	$(177,246)
Vesting of restricted stock units	—	—	3,041,911	3	—	—	—	3
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(264,495)	—	(3,245)	—	—	(3,245)
Issuance of common stock under employee stock purchase plan	—	—	218,685	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	—	—	50,642	—	—	50,642
Other comprehensive income	—	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	—	(59,342)	(59,342)
Balance as of January 31, 2026	3,263,659	$3	39,186,549	$39	$1,359,652	$1,122	$(1,546,880)	$(186,064)

See accompanying notes to consolidated financial statements.

Domo, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2024	2025	2026
Cash flows from operating activities
Net loss	$(75,569)	$(81,935)	$(59,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,622	9,236	9,835
Non-cash lease expense	4,318	4,399	5,582
Amortization of contract acquisition costs	17,770	17,524	18,910
Stock-based compensation expense	64,348	59,366	56,055
Loss on extinguishment of debt	—	1,850	—
Remeasurement of warrant liability	—	150	(1,959)
Other, net	4,735	6,209	9,033
Change in operating assets and liabilities:
Accounts receivable, net	11,761	(4,347)	(13,912)
Contract acquisition costs	(15,324)	(17,492)	(29,625)
Prepaid expenses and other assets	(1,593)	123	2,411
Accounts payable	(6,974)	1,829	8,882
Operating lease liabilities	(5,177)	(5,334)	(6,665)
Accrued expenses and other liabilities	(4,438)	6,252	8,924
Deferred revenue	2,104	(6,882)	(195)
Net cash provided by (used in) operating activities	2,583	(9,052)	7,934
Cash flows from investing activities
Purchases of property and equipment	(11,734)	(9,445)	(9,954)
Purchases of intangible assets	(26)	—	—
Net cash used in investing activities	(11,760)	(9,445)	(9,954)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	—	(1,003)	(164)
Proceeds from shares issued in connection with employee stock purchase plan	3,406	1,910	1,333
Shares repurchased for tax withholdings on vesting of restricted stock	—	(820)	(3,245)
Debt issuance proceeds (costs), net	—	52,758	(206)
Repayment of debt and related fees	—	(53,177)	—
Proceeds from short-term payable financing	—	12,694	14,764
Payments on short-term payable financing	—	(8,971)	(14,682)
Proceeds from exercise of stock options	65	—	—
Net cash provided by (used in) financing activities	3,471	3,391	(2,200)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	145	(569)	1,907
Net decrease in cash, cash equivalents, and restricted cash	(5,561)	(15,675)	(2,313)
Cash, cash equivalents, and restricted cash at beginning of period	66,500	60,939	45,264
Cash, cash equivalents, and restricted cash at end of period	$60,939	$45,264	$42,951
Supplemental disclosures of cash flow information
Cash paid (received) for income taxes, net	$577	$1,166	$(32)
Cash paid for interest	$12,593	$12,117	$9,971
Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$806	$2,863	$7,159
Purchases of property and equipment included in accounts payable and lease liabilities	$329	$416	$166
Stock-based compensation capitalized as internal-use software	$2,509	$2,406	$2,203
Debt issuance costs in accounts payable and accrued liabilities	$—	$206	$—
Deferred offering costs for registration statement in accounts payable and accrued liabilities	$—	$164	$—
Issuance of warrants in connection with credit facility	$—	$11,058	$—
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2025 and January 31, 2026.
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
The Company maintains an allowance for doubtful accounts and expected credit losses for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition and credit quality, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Changes in the Company's allowance for doubtful accounts for the years ended January 31, 2024, 2025 and 2026 were as follows (in thousands):

Balance as of January 31, 2023	$2,084
Additions	7,977
Write-offs	(6,350)
Balance as of January 31, 2024	3,711
Additions	6,528
Write-offs	(6,769)
Balance as of January 31, 2025	3,470
Additions	9,240
Write-offs	(7,319)
Balance as of January 31, 2026	$5,391
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
Amortization expense related to contract acquisition costs was $17.8 million, $17.5 million and $18.9 million for the years ended January 31, 2024, 2025 and 2026, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $11.7 million, $9.0 million and $10.0 million for the years ended January 31, 2024, 2025 and 2026, respectively.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 32% and 24% of total cash and cash equivalents as of January 31, 2025 and January 31, 2026, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the years ended January 31, 2024, 2025 and 2026 or more than 10% of accounts receivable as of January 31, 2025 and January 31, 2026.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosures of disaggregated income taxes paid and the effective tax rate reconciliation. For public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2024 on a retrospective or prospective basis. The Company has adopted this standard effective for the annual reporting period ending January 31, 2026. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments in this Update clarify disclosure requirements for interim financial statements. The amendments can be applied on either a prospective or retrospective basis. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which is part of an ongoing effort to clarify and correct various sections of the Accounting Standards Codification. This ASU clarifies the calculation of diluted earnings per share during periods which an entity has a loss from continuing operations and the accounting for treasury stock retirements. The amendments in this Update are effective for annual reporting periods after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2025-12.

3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2025 and January 31, 2026 were as follows (in thousands):

	January 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$30,208	$—	$—	$30,208
Cash equivalents:
Money market funds	15,056	—	—	15,056
Total cash and cash equivalents	$45,264	$—	$—	$45,264

	January 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$37,460	$—	$—	$37,460
Cash equivalents:
Money market funds	5,491	—	—	5,491
Total cash and cash equivalents	$42,951	$—	$—	$42,951

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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2025 and January 31, 2026 by level within the fair value hierarchy (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,056	$—	$—	$15,056
Financial liability:
Warrant liability	$—	$—	$11,208	$11,208

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,491	$—	$—	$5,491
Financial liability:
Warrant liability	$—	$—	$9,249	$9,249
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2024	$—
Issuance of Class B common stock warrants	11,058
Change in fair value of Class B common stock warrants	150
Balance as of January 31, 2025	11,208
Change in fair value of Class B common stock warrants	(1,959)
Balance as of January 31, 2026	$9,249

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Year ended January 31,
	2025	2026
Expected stock price volatility	70% - 79%	63% - 72%
Expected term	3.0 - 4.0 years	2.1 - 3.3 years
Risk-free interest rate	3.81% - 4.80%	3.52% - 3.89%
Expected dividend yield	—	—
During the years ended January 31, 2025 and 2026, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2025	2026
Capitalized internal-use software development costs	$65,225	$76,434
Computer equipment and software	2,069	2,290
Leasehold improvements	4,904	5,031
Furniture, vehicles and office equipment	1,745	1,800
	73,943	85,555
Less accumulated depreciation and amortization	(45,318)	(56,585)
	$28,625	$28,970
Depreciation and amortization expense related to property and equipment was $6.5 million, $8.7 million and $9.3 million for the years ended January 31, 2024, 2025 and 2026, respectively.
The Company capitalized $11.1 million, $10.4 million and $11.5 million in software development costs during the years ended January 31, 2024, 2025 and 2026, respectively. Amortization of capitalized software development costs was $5.4 million, $7.0 million and $7.3 million for the years ended January 31, 2024, 2025 and 2026, respectively.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,
	2025	2026
Intellectual property excluding patents	$2,437	$2,438
Patents	950	950
	3,387	3,388
Less accumulated amortization	(1,262)	(1,830)
	$2,125	$1,558
Amortization expense related to intangible assets was $0.1 million, $0.6 million and $0.6 million for the years ended January 31, 2024, 2025 and 2026, respectively. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 1.6 years. Intellectual property excluding patents is being amortized over a weighted-average remaining useful life of approximately 3.0 years.
As of January 31, 2026, future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending January 31,
2027	563
2028	498
2029	497
$1,558

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2025	2026
Accrued expenses	$14,203	$15,508
Accrued commissions	8,297	12,618
Accrued payroll and benefits	5,047	10,681
Accrued bonus	8,872	8,280
Short-term payable financing liability	4,435	3,804
Accrued payroll taxes	2,082	3,217
Sales and other taxes payable	1,798	1,942
Employee stock purchase plan liability	1,276	1,203
Other accrued liabilities	3,691	3,599
	$49,701	$60,852
Short-term Payable Financing
From time to time, the Company has entered into short-term payable financing agreements pursuant to which the counterparty assumes responsibility for payables for approximately 30-60 days to designated suppliers at the discretion of the Company.

8. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Year Ended January 31,
	2024	2025	2026
Operating lease expense	$6,131	$5,999	$7,281
Short-term lease expense	1,522	1,177	649
Total lease expense	$7,653	$7,176	$7,930
Sublease income	$1,765	$931	$1,228
Lease term and discount rate information are summarized as follows:

As of January 31, 2026
Weighted average remaining lease term (years)	1.8
Weighted average discount rate	12.7%
Maturities of lease liabilities as of January 31, 2026 were as follows (in thousands):

Year Ending January 31:
2027	$8,556
2028	4,819
2029	1,246
Total lease payments	14,621
Less imputed interest	(1,473)
Present value of lease liabilities	$13,148
Cash paid for operating leases was $7.1 million, $7.2 million and $7.2 million,during the years ended January 31, 2024, 2025 and 2026, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $1.7 million as of January 31, 2026.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the years ended January 31, 2024, 2025 and 2026 were as follows (in thousands):

Balance as of January 31, 2023	$185,882
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(184,029)
Increase due to billings excluding amounts recognized as revenue during the period	186,133
Balance as of January 31, 2024	187,986
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(186,502)
Increase due to billings excluding amounts recognized as revenue during the period	179,620
Balance as of January 31, 2025	181,104
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(170,732)
Increase due to billings excluding amounts recognized as revenue during the period	170,537
Balance as of January 31, 2026	$180,909
Unbilled Receivables
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in unbilled receivables. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. As of January 31, 2025 and January 31, 2026, unbilled receivables were $0.9 million and $2.8 million, respectively. Unbilled receivables are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of January 31, 2026, approximately $437.9 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $227.0 million of this amount during the twelve months following January 31, 2026, with the balance recognized thereafter. As of January 31, 2026, approximately $26.9 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $19.3 million of which is expected to be recognized during the twelve months following January 31, 2026, and the balance recognized thereafter.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2024	2025	2026
United States	$253,030	$252,225	$254,123
International	65,959	64,819	64,734
Total	$318,989	$317,044	$318,857
Percentage of revenue by geographic area:
United States	79%	80%	80%
International	21%	20%	20%
Other than the United States, no other individual country exceeded 10% of total revenue for the years ended January 31, 2024, 2025 and 2026. As of January 31, 2026, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of January 31, 2026. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of January 31, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of January 31, 2026, the cash interest rate was approximately 6.9%. In addition to the 6.9% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)
outstanding term loan on a monthly basis and is due upon maturity. During the years ended January 31, 2024, 2025 and 2026, $2.9 million, $4.5 million and $6.7 million of interest was capitalized, respectively.
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
The balances in long-term debt consisted of the following (in thousands):

	As of January 31,
	2025	2026
Principal	$128,238	$134,889
Less: unamortized debt issuance costs	(10,570)	(8,395)
Net carrying amount	$117,668	$126,494
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2025 and January 31, 2026.
The Company incurred interest expense of $19.3 million, $19.8 million and $20.5 million for the years ended January 31, 2024, 2025 and 2026, respectively.
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
Other Purchase Commitments
The Company has also entered into certain non-cancelable contractual commitments related to cloud infrastructure services in the ordinary course of business. As of January 31, 2026, the Company had non-cancelable commitments related to these services of $50.3 million for periods through 2031.
Subsequent to year end, on March 23, 2026, the Company signed an amendment to an existing contractual commitment related to cloud infrastructure services in the amount of $182.0 million for periods through 2031.
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2025 and January 31, 2026, no shares of preferred stock were issued and outstanding.
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
At January 31, 2025 and 2026, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stockholders' Deficit (Continued)
At January 31, 2025 and 2026, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2025 and 2026 there were 36,190,448 and 39,186,549 shares of Class B common stock issued and outstanding, respectively.
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
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2026, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of January 31, 2026, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the year ended January 31, 2026, the number of shares available for grant under the 2018 Plan was increased by 1,972,705 shares. As of January 31, 2026, there were 1,338,314 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Year Ended January 31,
	2024	2025	2026
Cost of revenue:
Subscription	$2,810	$3,190	$3,305
Professional services and other	1,735	1,223	1,190
Sales and marketing	25,015	19,995	14,250
Research and development	19,520	18,245	16,822
General and administrative	14,565	15,892	20,270
Other expense, net	703	821	218
Total	$64,348	$59,366	$56,055
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the years ended January 31, 2024, 2025, and 2026.
The following table sets forth the outstanding common stock options and related activity for the years ended January 31, 2024, 2025 and 2026:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	876,284	$26.40	1.9	$59
Exercised	(7,638)	8.40
Expired	(75,332)	26.95
Outstanding as of January 31, 2024	793,314	26.52	1.0	$—
Exercised	—	—
Expired	(722,461)	25.59
Outstanding as of January 31, 2025	70,853	36.06	1.7	$—
Exercised	—	—
Expired	(35,568)	44.37
Outstanding as of January 31, 2026	35,285	$27.68	0.7	$—
The aggregate intrinsic value of options exercised was $0.0 million for the years ended January 31, 2024, 2025 and 2026. No options were exercised during the years ended January 31, 2025 and 2026. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options is based on the market closing price of the Company's Class B common stock on that date.
As of January 31, 2026, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
During the year ended January 31, 2026, the Company granted its chief executive officer 450,000 PSUs that contain both a market and service-based condition. The PSUs are separated into four tranches, which are all eligible to vest on the one-year anniversary of the grant date and upon the Company's Class B common stock achieving various stock price hurdles based on a 30-trading day average closing price. The grant date fair values, and in part, the requisite service periods, were determined by a Monte Carlo simulation model. Stock-based compensation related to these PSUs will be recognized over the requisite service period and expire on the four-year anniversary of the grant date. In the event that the stock price hurdle is not met for any given tranche within four years of the grant date, those respective awards are forfeited entirely.
The details of this award are summarized as follows:

	Minimum Time Vest	Number of Shares	Stock Price Hurdle	Grant Date Fair Value	Requisite Service (in years)
Tranche 1	One-year anniversary of grant date	150,000	$20.00	$13.13	1.00
Tranche 2	One-year anniversary of grant date	150,000	25.00	12.31	1.00
Tranche 3	One-year anniversary of grant date	75,000	35.00	10.90	1.47
Tranche 4	One-year anniversary of grant date	75,000	45.00	9.73	1.97
The following table sets forth the outstanding RSUs and related activity for the years ended January 31, 2024, 2025 and 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2023	3,894,094	$48.27
Granted	3,523,844	14.38
Vested	(1,742,989)	46.69
Canceled	(948,659)	38.85
Outstanding as of January 31, 2024	4,726,290	25.61
Granted	3,367,104	7.96
Vested	(2,378,046)	27.46
Canceled	(645,187)	26.56
Outstanding as of January 31, 2025	5,070,161	13.91
Granted	4,343,176	11.35
Vested	(3,041,911)	15.56
Canceled	(328,997)	14.07
Outstanding as of January 31, 2026	6,042,429	$11.22
As of January 31, 2026, there was $55.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.6 years.
In January 2026, the Company modified and accelerated the vesting of certain employee RSUs, resulting in $1.0 million of incremental stock-based compensation during the year ended January 31, 2026. Additionally, the Company accelerated the recognition of stock-based compensation expense for certain employee RSUs, resulting in $1.9 million of stock-based compensation recognized during the year ended January 31, 2026.
Subsequent to year end, on March 2, 2026, the Company's board of directors approved paying out certain fiscal 2026 commissions in the form of fully-vested restricted stock units (RSUs) instead of cash. These RSUs were granted on March

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity Incentive Plans (Continued)
11, 2026 and April 2, 2026, resulting in the issuance of approximately 0.9 million shares of the Company's Class B common stock.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the year ended January 31, 2026, the number of shares available under the ESPP was increased by 591,811 shares. As of January 31, 2026, there were 844,128 shares available under the ESPP.
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
As of January 31, 2026, a total of approximately 175,203 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2023. As of January 31, 2026, total unrecognized stock-based compensation related to the ESPP was $0.7 million, which is expected to be recognized over a weighted-average period of 0.7 years.
The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2024	2025	2026
Expected stock price volatility	74% - 93%	45% - 65%	51% - 80%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Risk-free interest rate	4.60% - 5.58%	3.96% - 5.36%	3.62% - 4.23%
Expected dividend yield	–	–	–

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Income Taxes
Loss before income tax provision consisted of the following (in thousands):

	Year Ended January 31,
	2024	2025	2026
United States	$(76,870)	$(82,941)	$(62,018)
Foreign	2,558	2,216	4,435
Total	$(74,312)	$(80,725)	$(57,583)
The components of the income tax provision were as follows (in thousands):

	Year Ended January 31,
	2024	2025	2026
Current income provision:
State	$81	$92	$118
Foreign	884	868	948
	965	960	1,066
Deferred income tax provision:
Foreign	292	250	693
Provision for income taxes	$1,257	$1,210	$1,759
The Company adopted ASU 2023-09 prospectively, and the below table is in accordance with the new guidance.
Total income tax expense during the year ended January 31, 2026 differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2026
Tax benefit at U.S. federal statutory rate	$(12,092)	21%
State income taxes, net of federal tax benefit(1)	(384)	1
Foreign taxes:
Japan	778	(1)
Other jurisdictions	441	(1)
Non-deductible expenses	280	—
Stock-based compensation	4,589	(8)
Officer compensation	1,593	(3)
Research and development credits	(1,643)	3
Changes in unrecognized tax benefits	411	(1)
Change in valuation allowance	7,875	(14)
Other	(88)	—
Provision for income taxes	$1,759	(3)%

(1) State taxes in Utah and California made up the majority of the tax effect in this category.

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
Total income tax expense during the years ended January 31, 2024 and 2025 differed from the amounts computed by applying the U.S. federal income tax rate to income before income tax expense as a result of the following (in thousands):

	Year Ended January 31,
	2024	2025
Tax benefit at U.S. federal statutory rate(1)	$(15,606)	$(16,952)
State income taxes, net of federal tax benefit	(1,587)	(3,188)
Non-deductible expenses	1,077	2,451
Foreign tax differential	183	340
Stock-based compensation	14,272	11,370
Research and development credits	(2,777)	(1,386)
Change in valuation allowance	6,411	5,757
Foreign withholding taxes	245	220
Other	(961)	2,598
Provision for income taxes	$1,257	$1,210
(1) The statutory tax rate used in this analysis was 21% for the years ended January 31, 2024, 2025 and 2026.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2025	2026
Deferred tax assets:
Net operating loss carryforwards	$316,434	$340,811
Research and development credit carryforwards	26,398	27,984
174 Expense	22,899	2,112
163(j) interest limitation	20,044	24,097
Stock based compensation	5,077	4,861
Lease liability	3,663	2,028
Deferred revenue	712	1,470
Accruals and other reserves	618	444
Other	717	838
Gross deferred tax assets	396,562	404,645
Valuation allowance	(381,262)	(389,261)
Total deferred tax assets, net of valuation allowance	15,300	15,384

Deferred tax liabilities:
Contract acquisition costs	(8,452)	(10,509)
Capitalized software	(4,843)	(5,110)
Right-of-use assets	(2,845)	(1,500)
Basis difference in intangible assets	(268)	(178)
Total deferred tax liabilities	(16,408)	(17,297)
Net deferred tax liabilities	$(1,108)	$(1,913)

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While limited losses may be utilized due to capitalization of research and development expense, the Company determined it was more-likely-than-not that its domestic deferred tax assets would not be realized as of January 31, 2025 and 2026 and, accordingly, recorded a full valuation allowance. Net deferred tax liabilities are included in other liabilities, noncurrent on the consolidated balance sheets.
As of January 31, 2026, the Company had federal and state NOLs available to offset future taxable income, if any, of $1,289.3 million and $1,414.7 million, respectively. The federal NOLs will begin to expire in 2032. The state NOLs will expire depending upon the various rules in the states in which the Company operates. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
As of January 31, 2026, the Company also had unused federal and state research and development tax credits of $29.0 million and $10.7 million, respectively. A small portion of the federal and state credits will expire depending upon the various rules in the states in which the Company operates.
During the fiscal years ended years ended January 31, 2024, 2025 and 2026, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended January 31,
	2024	2025	2026
Beginning balance	$7,868	$8,839	$9,330
Increase in unrecognized tax benefits taken in prior years	640	—	38
Increase in unrecognized tax benefits related to current year	331	491	522
	$8,839	$9,330	$9,890
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
The Company paid income taxes of $0.6 million and $1.2 million, net during the years ended January 31, 2024 and 2025.
The following table presents the Company's income taxes paid (received), net by jurisdiction for the year ended January 31, 2026 (in thousands):

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

Year Ended January 31,
2026
Foreign
United Kingdom	$(619)
Japan	350
Australia	152
India	68
Other	8
State	9
$(32)
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Year Ended January 31,
	2024		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(6,842)	$(68,727)	$(6,946)	$(74,989)	$(4,726)	$(54,616)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	32,786	3,264	35,237	3,264	37,720
Net loss per share, basic and diluted	$(2.10)	$(2.10)	$(2.13)	$(2.13)	$(1.45)	$(1.45)
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

	Year Ended January 31,
	2024	2025	2026
Options to purchase common stock	2	—	—
Restricted stock units	470	402	1,734
Employee stock purchase program	—	—	51
Common stock warrants	—	644	1,211
	472	1,046	2,996

Domo, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Net Loss Per Share (Continued)
17. Employee Benefit Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (IRC), which is a pretax savings plan covering substantially all employees. Employees are eligible to participate beginning on the first day of the month following their first 30 days of employment. A portion of individual employee contributions are matched up to a certain percentage of the their pretax salary. The Company recorded expenses for contributions to its retirement savings plan of $4.3 million, $4.0 million and $3.8 million during the years ended January 31, 2024, 2025 and 2026, respectively.
18. Subsequent Events
On February 19, 2026, the Company's Board of Directors announced that it had initiated a formal process to explore strategic alternatives to maximize shareholder value. As part of this process, the Board is evaluating potential strategic alternatives that may include, but are not limited to, a strategic investment, sale, strategic business combination, or other transaction. The Board has engaged Jefferies LLC as its financial advisor and Goodwin Procter LLP as its legal advisor in connection with this process. There can be no assurance that this process will result in any specific outcome or transaction, or that any transaction, if pursued, will be completed on favorable terms, or at all. The Board has not set a timetable for completion of the evaluation process. As of the date these financial statements were issued, no transaction has been entered into and the financial impact of any potential transaction, if any, cannot be estimated at this time.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.
The effectiveness of our internal controls over financial reporting as of January 31, 2026 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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

Appointment of Principal Executive Officer
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025, in December 2025, the Company appointed Daren Thayne, the Company’s Chief Technology Officer and Executive Vice President of Product as the Company’s Interim Principal Executive Officer. Mr. Thayne remains the Company’s Chief Technology Officer and Executive Vice President of Product and the Company has reappointed Joshua G. James, the Company’s Chief Executive Officer and member of the Board of Directors as the Company’s Principal Executive Officer (within the meaning of the rules and regulations of the Securities Exchange Act of 1934, as amended), effective April 15, 2026. For Mr. James’ biographical information, see the disclosure included under the heading “Executive Officers” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders filed with the SEC on May 13, 2025 (the "2025 Proxy").
Mr. James is continuing under the terms of his existing compensation arrangements with the Company. There are no family relationships between Mr. James and any director or executive officer of the Company that require disclosure under Item 401(d) of Regulation S-K. The information required by Item 404(a) of Regulation S-K with respect to Mr. James is incorporated herein by reference to the information set forth under the heading "Related Party Transactions" in the Company's 2025 Proxy. Furthermore, there are no arrangements or understandings between Mr. James and any other persons pursuant to which Mr. James was selected as the Principal Executive Officer of the Company.
Change in Control and Severance Agreement
On April 15, 2026, the Company and Tod Crane, the Company's Chief Financial Officer, entered into the Company's standard Change in Control and Severance Agreement, in substantially the form previously approved by the Board and filed as Exhibit 10.11 hereto, which is incorporated herein by reference. Pursuant to this agreement, Mr. Crane is entitled to receive certain change in control and severance benefits, including:
•If the Company terminates Mr. Crane’s employment other than for “cause,” death or disability, or Mr. Crane resigns for “good reason”, then, subject to delivery and execution of a customary release and separation agreement in favor of the Company, Mr. Crane will be eligible to receive:
◦a lump-sum payment equal to 12 months of Mr. Crane's annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction);
◦a lump-sum payment equal to 100% of Mr. Crane’s target annual bonus as in effect for the fiscal year in which such termination occurs; and
◦payment of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for him and his eligible dependents, if any, for up to 12 months, or taxable monthly payments for the equivalent period if payment of the COBRA premiums would violate or be subject to an excise tax under applicable law.
•Additionally, if such termination or resignation occurs during the period beginning 60 days before a change in control and ending 12 months following a change in control, then, subject to the same conditions set forth above, Mr. Crane will also be eligible to receive:
◦100% accelerated vesting and exercisability of all outstanding equity awards and, in the case of an equity award with performance-based vesting, all performance goals and other vesting criteria generally will be deemed achieved at 100% of target levels.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2026.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2026.

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

DOMO, INC.

Date: April 15, 2026	By:	/s/ Joshua G. James
Joshua G. James
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2026	By:	/s/ Tod Crane
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

Signature	Title	Date
/s/ Joshua G. James	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2026
Joshua G. James

/s/ Tod Crane	Chief Financial Officer (Principal Accounting and Financial Officer)	April 15, 2026
Tod Crane

/s/ Dan Strong	Director	April 15, 2026
Dan Strong

/s/ Carine S. Clark	Director	April 15, 2026
Carine S. Clark

/s/ Renée Soto	Director	April 15, 2026
Renée Soto

/s/ Daniel Daniel	Director	April 15, 2026
Daniel Daniel

/s/ Jeff Kearl	Director	April 15, 2026
Jeff Kearl

/s/ John Pestana	Director	April 15, 2026
John Pestana

/s/ Ryan Wright	Director	April 15, 2026
Ryan Wright

/s/ David Jolley	Director	April 15, 2026
David Jolley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws	8-K	001-38553	3.1	May 8, 2023
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-225348	4.1	June 18, 2018
4.2	Warrant to purchase 50,000 shares of Class B common stock, issued to Silicon Valley Bank on July 18, 2016	S-1	333-225348	4.4	June 1, 2018
4.3	Form of Warrant to Purchase Stock, dated as of February 17, 2024	10-Q	001-38553	4.1	June 7, 2024
4.4	Form of Warrant to Purchase Stock, dated as of August 19, 2024	10-Q	001-38553	4.1	September 6, 2024
4.5	Description of the registrant's Class B common stock					X
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-225348	10.1	June 18, 2018
10.2+	2011 Equity Incentive Plan, as amended	S-1	333-225348	10.2	June 1, 2018
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan and Form of RSU Agreement under the 2011 Equity Incentive Plan	S-1	333-225348	10.3	June 1, 2018
10.4+	2018 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-225348	10.4	June 18, 2018
10.5+	2018 Employee Stock Purchase Plan, as amended, and forms of agreements thereunder	S-8	333-286372	4.5	April 3, 2026
10.6+	Executive Incentive Compensation Plan	S-1/A	333-225348	10.6	June 18, 2018
10.7	Omnibus Amendment and Restatement, dated as of August 8, 2023, among Domo, Inc., a Delaware corporation, Domo, Inc., a Utah corporation, the lenders party thereto from time to time, Obsidian Agency Services Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent for the Lenders	10-Q	001-38553	10.1	September 5, 2023
10.8	First Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated as of February 17, 2024, by and among Domo, Inc. a Delaware corporation, Domo, Inc., a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services, Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent for the Lenders	10-Q	001-38553	10.1	June 7, 2024
10.9	Second Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated as of August 19, 2024, by and among Domo, Inc., a Delaware corporation, Domo, Inc. a Utah corporation, the lenders from time to time party thereto, Obsidian Agency Services, Inc., as collateral agent, and Wilmington Trust, National Association, as administrative agent for the Lenders	10-K	001-38553	10.9	April 4, 2025
10.10	Controlled Equity OfferingSM Sales Agreement, dated September 6, 2024, by and between Domo, Inc. and Cantor Fitzgerald & Co.	S-3	333-281962	1.2	September 6, 2024

10.11+	Form of Change in Control and Severance Agreement	S-1	333-225348	10.9	June 18, 2018
10.12	Amended and Restated Outside Director Compensation Policy	10-K	001-38553	10.9	April 4, 2025
10.14+	Letter Agreement, dated as of March 1, 2022, by and among the Company, Joshua James, Cocolalla, LLC and Cinnamon Birch, LLC	8-K	001-38553	10.1	March 1, 2022
10.15+	Registration Rights Agreement, dated as of March 1, 2022, by and between the Company and Joshua James	8-K	001-38553	10.3	March 1, 2022
10.16+	Separation and Settlement Agreement and Mutual Release, dated as of January 11, 2026, between the Company and Mark Maughan	8-K	001-38553	10.1	January 13, 2026
19.1	Insider Trading Policy	10-Q	001-38553	19.1	June 6, 2025
21.1	Subsidiaries of the registrant	S-1	333-225348	21.1	June 1, 2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-38553	97.1	March 28, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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