Form 10-Q
period 2026-04-30
DOMO, INC.
filed 2026-06-15
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 3, 2026, there were approximately 3,263,659 shares of the registrant's Class A common stock and 41,886,904 shares of the registrant's Class B common stock outstanding.

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

•we were not in compliance with a financial covenant under our secured credit facility as of April 30, 2026, which gives our lenders the right to accelerate our indebtedness, and there is substantial doubt about our ability to continue as a going concern; although our lenders have not waived the underlying default, they have agreed to a forbearance subject to certain contingencies;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of April 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$42,951	$39,057
Accounts receivable, net of allowances of $5,391 and $4,489 as of January 31, 2026 and April 30, 2026, respectively	85,456	50,466
Contract acquisition costs, net	18,013	17,818
Prepaid expenses and other current assets	7,138	9,795
Total current assets	153,558	117,136
Property and equipment, net	28,970	28,252
Right-of-use assets	10,990	9,421
Contract acquisition costs, noncurrent, net	28,387	27,039
Intangible assets, net	1,558	1,529
Goodwill	9,478	9,478
Other assets	2,592	3,718
Total assets	$235,533	$196,573
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$18,765	$18,047
Warrant liability	9,249	7,166
Accrued expenses and other current liabilities	60,852	44,118
Lease liabilities	7,472	7,666
Current debt	—	137,105
Deferred revenue	174,885	158,548
Total current liabilities	271,223	372,650
Lease liabilities, noncurrent	5,676	3,593
Deferred revenue, noncurrent	6,024	3,388
Other liabilities, noncurrent	12,180	3,237
Long-term debt	126,494	—
Total liabilities	421,597	382,868
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2026 and April 30, 2026; no shares issued and outstanding as of January 31, 2026 and April 30, 2026	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2026 and April 30, 2026; 3,264 shares issued and outstanding as of January 31, 2026 and April 30, 2026	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2026 and April 30, 2026; 39,187 and 41,887 shares issued and outstanding as of January 31, 2026 and April 30, 2026, respectively	39	42
Additional paid-in capital	1,359,652	1,373,856
Accumulated other comprehensive income	1,122	854
Accumulated deficit	(1,546,880)	(1,561,050)
Total stockholders' deficit	(186,064)	(186,295)
Total liabilities and stockholders' deficit	$235,533	$196,573
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2025	2026
Revenue:
Subscription	$71,389	$69,777
Professional services and other	8,722	9,626
Total revenue	80,111	79,403
Cost of revenue:
Subscription	13,787	13,725
Professional services and other	6,881	7,135
Total cost of revenue	20,668	20,860
Gross profit	59,443	58,543
Operating expenses:
Sales and marketing	39,661	37,583
Research and development	19,961	18,648
General and administrative	14,167	13,277
Total operating expenses	73,789	69,508
Loss from operations	(14,346)	(10,965)
Other expense, net:
Remeasurement of warrant liability	1,158	2,083
Other expense, net	(4,673)	(4,930)
Total other expense, net	(3,515)	(2,847)
Loss before income taxes	(17,861)	(13,812)
Provision for income taxes	191	358
Net loss	$(18,052)	$(14,170)
Net loss per share, basic and diluted	$(0.45)	$(0.33)
Weighted-average number of shares used in computing net loss per share, basic and diluted	39,735	43,415
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2026
Net loss	$(18,052)	$(14,170)
Foreign currency translation adjustments	1,359	(268)
Comprehensive loss	$(16,693)	$(14,438)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2025	3,263,659	$3	36,190,448	$36	$1,310,922	$(669)	$(1,487,538)	$(177,246)
Vesting of restricted stock units	—	—	696,803	1	—	—	—	1
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(58,691)	—	(486)	—	—	(486)
Issuance of common stock under employee stock purchase plan	—	—	112,108	—	680	—	—	680
Stock-based compensation expense	—	—	—	—	15,042	—	—	15,042
Other comprehensive income	—	—	—	—	—	1,359	—	1,359
Net loss	—	—	—	—	—	—	(18,052)	(18,052)
Balance as of April 30, 2025	3,263,659	$3	36,940,668	$37	$1,326,158	$690	$(1,505,590)	$(178,702)

	Three months ended April 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2026	3,263,659	$3	39,186,549	$39	$1,359,652	$1,122	$(1,546,880)	$(186,064)
Vesting of restricted stock units	—	—	3,647,699	3	—	—	—	3
Shares repurchased for tax withholdings on vesting of restricted stock			(1,066,232)		(3,437)			(3,437)
Issuance of common stock under employee stock purchase plan	—	—	118,888	—	290	—	—	290
Stock-based compensation expense	—	—	—	—	17,351	—	—	17,351
Other comprehensive loss	—	—	—	—	—	(268)	—	(268)
Net loss	—	—	—	—	—	—	(14,170)	(14,170)
Balance as of April 30, 2026	3,263,659	$3	41,886,904	$42	$1,373,856	$854	$(1,561,050)	$(186,295)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2026
Cash flows from operating activities
Net loss	$(18,052)	$(14,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,291	2,625
Non-cash lease expense	1,102	1,454
Amortization of contract acquisition costs	4,478	4,956
Stock-based compensation expense	15,455	14,764
Remeasurement of warrant liability	(1,158)	(2,083)
Other, net	2,181	2,210
Change in operating assets and liabilities:
Accounts receivable, net	27,626	34,990
Contract acquisition costs	(4,736)	(3,631)
Prepaid expenses and other assets	(857)	(3,834)
Accounts payable	3,354	3,066
Operating lease liabilities	(1,362)	(1,773)
Accrued expenses and other liabilities	(10,163)	(14,431)
Deferred revenue	(16,208)	(18,973)
Net cash provided by operating activities	3,951	5,170
Cash flows from investing activities
Purchases of property and equipment	(2,927)	(1,840)
Proceeds from sale of intangible assets	—	100
Purchases of intangible assets	—	(115)
Net cash used in investing activities	(2,927)	(1,855)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	(164)	—
Proceeds from shares issued in connection with employee stock purchase plan	680	290
Shares repurchased for tax withholdings on vesting of restricted stock	(486)	(3,437)
Debt issuance costs, net	(206)	—
Proceeds from short-term payable financing	3,303	—
Payments on short-term payable financing	(3,722)	(3,804)
Net cash used in financing activities	(595)	(6,951)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,487	(258)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,916	(3,894)
Cash, cash equivalents, and restricted cash at beginning of period	45,264	42,951
Cash, cash equivalents, and restricted cash at end of period	$47,180	$39,057
Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$320	$395
Cash paid for interest	$2,406	$2,369
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and lease liabilities	$5	$89
Stock-based compensation capitalized as internal-use software	$551	$423
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of April 30, 2026, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit, and cash flows for the three months ended April 30, 2025 and 2026 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of April 30, 2026, its results of operations and cash flows for the three months ended April 30, 2025 and 2026. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2027 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2026, included in the Company's Annual Report on Form 10-K.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has incurred recurring losses from operations, including a net loss of $14.2 million for the three months ended April 30, 2026, and has an accumulated deficit of $1,561.1 million and a total stockholders' deficit of $186.3 million as of April 30, 2026. The Company's credit facility, which is secured by substantially all of the Company's assets, contains financial covenants that include a minimum annualized recurring revenue covenant and a minimum trailing twelve month consolidated EBITDA covenant, each tested quarterly, and a minimum liquidity covenant tested monthly. As of April 30, 2026, the Company was not in compliance with the minimum annualized recurring revenue covenant. As a result, the lenders have the right to declare the outstanding balance of $136.6 million of principal and related fees immediately due and payable. The related term loan and associated fees have been classified as a current liability as of April 30, 2026. The Company had cash and cash equivalents of $39.1 million as of April 30, 2026, which would not be sufficient to repay the term loan upon any such acceleration. As such, substantial doubt exists about the Company's ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.
In connection with the covenant noncompliance described above, the Company entered into a forbearance agreement with its lenders, under which the lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults during a limited forbearance period, subject to certain conditions. The forbearance does not waive the underlying default and does not change the classification of the term loan,

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)
which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration. See Note 11, "Debt," for further details.
The forbearance period is contingent on the Company's pursuit and completion of a strategic transaction, including the Company's entry into a definitive purchase agreement by July 31, 2026 and the completion of a transaction no later than November 30, 2026. The Company is in advanced negotiations regarding a potential transaction. While substantial progress has been made, no definitive agreement has been executed and there can be no assurance that any transaction will result from these discussions. If negotiations continue to progress successfully, the Company anticipates that a potential transaction could be announced in the near term. Management's plans to mitigate the conditions described above are focused on completing this potential transaction. The Company also has access to an at-the-market equity offering program under which it may sell up to $150.0 million of its Class B common stock. The completion of a potential transaction, and the Company's ability to raise capital under the at-the-market program depend on factors outside the Company's control, including the actions of the Company's lenders, potential counterparties, and investors, as well as market conditions, and there can be no assurance that any of these plans will be entered into or completed on acceptable terms, or at all. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company's ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that might be necessary if the Company were unable to continue as a going concern.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2026 and April 30, 2026.
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
Amortization expense related to contract acquisition costs was $4.5 million and $5.0 million for the three months ended April 30, 2025 and 2026, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.5 million and $1.3 million for the three months ended April 30, 2025 and 2026, respectively.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 24% and 29% of total cash and cash equivalents as of January 31, 2026 and April 30, 2026, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three months ended April 30, 2025 and 2026 or more than 10% of accounts receivable as of January 31, 2026 and April 30, 2026.
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
3. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2026 and April 30, 2026 were as follows (in thousands):

	January 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$37,460	$—	$—	$37,460
Cash equivalents:
Money market funds	5,491	—	—	5,491
Total cash and cash equivalents	$42,951	$—	$—	$42,951

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Cash and Cash Equivalents (Continued)

	April 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$33,366	$—	$—	$33,366
Cash equivalents:
Money market funds	5,691	—	—	5,691
Total cash and cash equivalents	$39,057	$—	$—	$39,057
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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2026 and April 30, 2026 by level within the fair value hierarchy (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,491	$—	$—	$5,491
Financial liability:
Warrant liability	$—	$—	$9,249	$9,249

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,691	$—	$—	$5,691
Financial liability:
Warrant liability	$—	$—	$7,166	$7,166
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

The changes in the fair value of the warrant liability were as follows (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Fair Value Measurements (Continued)

Balance as of January 31, 2026	$9,249
Change in fair value of Class B common stock warrants	(2,083)
Balance as of April 30, 2026	$7,166
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Three months ended April 30,
2026
Expected stock price volatility	63% - 75%
Expected term	1.8 - 2.6 years
Risk-free interest rate	3.52% - 3.88%
Expected dividend yield	—
During the three months ended April 30, 2026, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2026	2026
Capitalized internal-use software development costs	$76,434	$78,619
Computer equipment and software	2,290	1,814
Leasehold improvements	5,031	5,107
Furniture, vehicles and office equipment	1,800	1,788
	85,555	87,328
Less accumulated depreciation and amortization	(56,585)	(59,076)
	$28,970	$28,252
Depreciation and amortization expense related to property and equipment was $2.1 million and $2.5 million for the three months ended April 30, 2025 and 2026, respectively.

The Company capitalized $3.0 million and $2.2 million in software development costs during the three months ended April 30, 2025 and 2026, respectively. Amortization of capitalized software development costs was $1.7 million and $2.0 million for the three months ended April 30, 2025 and 2026, respectively.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2026	2026
Intellectual property excluding patents	$2,438	$2,553
Patents	950	950
	3,388	3,503
Less accumulated amortization	(1,830)	(1,974)
	$1,558	$1,529

Amortization expense related to intangible assets was $0.1 million and $0.1 million for the three months ended April 30, 2025 and 2026, respectively. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 1.4 years. Intellectual property excluding patents is being amortized over a remaining useful life of 2.8 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2026	2026
Accrued expenses	$15,508	$16,135
Accrued payroll and benefits	10,681	8,212
Accrued bonus	8,280	5,508
Accrued commissions	12,618	4,584
Short-term payable financing liability	3,804	—
Accrued payroll taxes	3,217	2,651
Employee stock purchase plan liability	1,203	1,635
Sales and other taxes payable	1,942	1,016
Other accrued liabilities	3,599	4,377
	$60,852	$44,118
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Leases (Continued)
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2025	2026
Operating lease expense	$1,440	$1,816
Short-term lease expense	286	205
Total lease expense	$1,726	$2,021

Sublease income	$306	$306

Lease term and discount rate information are summarized as follows:

As of April 30, 2026
Weighted average remaining lease term (years)	1.6
Weighted average discount rate	12.8%
Maturities of lease liabilities as of April 30, 2026 were as follows (in thousands):

Year Ending January 31:
2027	$6,390
2028	4,764
2029	1,214
Total lease payments	12,368
Less imputed interest	(1,109)
Present value of lease liabilities	$11,259

Cash paid for operating leases was $1.6 million and $2.5 million during the three months ended April 30, 2025 and 2026, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $1.5 million as of April 30, 2026.
9. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the three months ended April 30, 2026 were as follows (in thousands):

Balance as of January 31, 2026	$180,909
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(69,941)
Increase due to billings excluding amounts recognized as revenue during the period	50,968
Balance as of April 30, 2026	$161,936
Unbilled Receivables
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in unbilled receivables. Unbilled receivables are recorded when there is an unconditional right to payment and

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Deferred Revenue and Performance Obligations (Continued)
invoicing has not yet occurred. As of January 31, 2026 and April 30, 2026, unbilled receivables were $2.8 million and $3.6 million, respectively. Unbilled receivables are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2026, approximately $412.9 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $222.2 million of this amount during the twelve months following April 30, 2026, with the balance recognized thereafter. As of April 30, 2026, approximately $24.4 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $17.4 million of which is expected to be recognized during the twelve months following April 30, 2026, and the balance recognized thereafter.
10. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2025	2026
United States	$64,358	$62,410
International	15,753	16,993
Total	$80,111	$79,403
Percentage of revenue by geographic area:
United States	80%	79%
International	20	21
Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended April 30, 2025 and 2026. As of April 30, 2026, substantially all of the Company’s property and equipment was located in the United States.
11. Debt
Credit Facility
The Company has a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of April 30, 2026. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of April 30, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2026, the cash interest rate was approximately 6.7%. In addition to the 6.7% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended April 30, 2025 and 2026, $1.6 million and $1.7 million of interest was capitalized, respectively.
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
The balances in long-term debt as of January 31, 2026 consisted of the following (in thousands):

As of January 31,
2026
Principal	$134,889
Less: unamortized debt issuance costs	(8,395)
Net carrying amount	$126,494

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business,

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Debt (Continued)

merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant, (as defined by the credit facility) tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2026. As of April 30, 2026, the Company was not in compliance with the minimum annualized recurring revenue covenant. This noncompliance gives the lenders the right to accelerate repayment, and the Company has not obtained a waiver or amendment that cures the noncompliance or extends the repayment date by more than twelve months from the balance sheet date. As a result, the related long-term debt and associated Second PIK amendment fee were reclassified as a current liability on the Company's consolidated balance sheet as of April 30, 2026 under current debt. As described below, the Company subsequently entered into a forbearance agreement with its lenders with respect to this noncompliance.

The balances in current debt as of April 30, 2026 consisted of the following (in thousands):

As of April 30,
2026
Principal	$136,590
Less: unamortized debt issuance costs	(7,785)
Net carrying amount	128,805
Carrying value of second PIK amendment fee	8,300
Current debt	$137,105

Subsequent to April 30, 2026, the Company entered into a forbearance agreement with its lenders and agents, under which the lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance described above and certain other specified and anticipated defaults during a forbearance period. The forbearance period ends on the earliest of specified events, including the Company's failure to enter into a definitive agreement for a sale of the Company by July 31, 2026, the failure to consummate such a transaction by November 30, 2026, the failure to maintain $10.0 million of unrestricted cash on a consolidated basis deposited in pledged accounts located in the United States, and the occurrence of other events of default. In connection with the forbearance agreement, the Company paid legal and lender fees of approximately $5.9 million in cash upon effectiveness. The forbearance agreement does not waive the underlying defaults and does not change the classification of the term loan, which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration.

The Company incurred interest expense of $4.8 million and $4.9 million for the three months ended April 30, 2025 and 2026, respectively.
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
13. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2026 and April 30, 2026, no shares of preferred stock were issued and outstanding.
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
At January 31, 2026 and April 30, 2026, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2026 and April 30, 2026, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2026 and April 30, 2026 there were 39,186,549 and 41,886,904 shares of Class B common stock issued and outstanding, respectively.

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
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2026, there were 3,333 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $34.35 per share. These warrants expire in July 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of April 30, 2026, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the three months ended April 30, 2026, the number of shares available for grant under the 2018 Plan was increased by 2,122,510 shares. As of April 30, 2026, there were 1,520,889 shares available for grant under the 2018 Plan.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended April 30,
	2025	2026
Cost of revenue:
Subscription	$670	$816
Professional services and other	278	424
Sales and marketing	4,401	6,047
Research and development	4,902	3,146
General and administrative	4,986	4,331
Other expense, net	218	—
Total	$15,455	$14,764
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three months ended April 30, 2025 and April 30, 2026.
The following table sets forth the outstanding common stock options and related activity for the three months ended April 30, 2026:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	35,285	$27.68	0.7	$—
Expired	(1,766)	$27.60
Outstanding as of April 30, 2026	33,519	$27.68	0.5	$—
The aggregate intrinsic value of options exercised was $0.0 million during the three months ended April 30, 2025 and April 30, 2026, as there were no options exercised during either the three months ended April 30, 2025 or April 30, 2026. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options is based on the market closing price of the Company's Class B common stock on that date.
As of April 30, 2026, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
The details of this award are summarized as follows:

	Minimum Time Vest	Number of Shares	Stock Price Hurdle	Grant Date Fair Value	Requisite Service (in years)
Tranche 1	One-year anniversary of grant date	150,000	$20.00	$13.13	1.00
Tranche 2	One-year anniversary of grant date	150,000	25.00	12.31	1.00
Tranche 3	One-year anniversary of grant date	75,000	35.00	10.90	1.47
Tranche 4	One-year anniversary of grant date	75,000	45.00	9.73	1.97
The following table sets forth the outstanding RSUs and related activity for the three months ended April 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	6,042,429	$11.22
Granted	3,185,160	$3.27
Vested	(3,647,699)	$4.46
Canceled	(177,700)	$11.06
Outstanding as of April 30, 2026	5,402,190	$11.10
As of April 30, 2026, there was $43.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the three months ended April 30, 2026, the number of shares available under the ESPP was increased by 636,753 shares. As of April 30, 2026, there were 1,361,993 shares available under the ESPP.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Equity Incentive Plans (Continued)
As of April 30, 2026, a total of approximately 204,734 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2027. As of April 30, 2026, total unrecognized stock-based compensation related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 0.6 years.
15. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.2 million and $0.4 million for the three months ended April 30, 2025 and 2026, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2025		2026
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,483)	$(16,569)	$(1,065)	$(13,105)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	36,471	3,264	40,151
Net loss per share, basic and diluted	$(0.45)	$(0.45)	$(0.33)	$(0.33)
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

	Three Months Ended April 30,
	2025	2026
Restricted stock units	669	428
Employee stock purchase program	77	57
Common stock warrants	1,210	1,209
	1,956	1,694

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
We primarily offer our platform, which customers can adopt in whole or in part, as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on estimated usage, utilizing a tiered pricing structure, which is paid upfront. Historically, we also offered subscription-based agreements, under which subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, 89% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service, and we expect this percentage to increase in future periods.
As of April 30, 2026, 76% of our customers were under multi-year contracts on a dollar-weighted basis, consistent with 76% of customers as of January 31, 2026. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of April 30, 2025 and 2026, total RPO was $427.5 million and $437.3 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $241.0 million and $239.6 million as of April 30, 2025 and 2026, respectively.
We had total revenue of $80.1 million and $79.4 million for the three months ended April 30, 2025 and 2026, respectively. For the three months ended April 30, 2025 and 2026, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 80% and 79% of our total revenue for the three months ended April 30, 2025 and 2026, respectively.
We have incurred significant net losses since our inception, including net losses of $18.1 million and $14.2 million for the three months ended April 30, 2025 and 2026, respectively, and had an accumulated deficit of $1,561.1 million at April 30, 2026. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

Impact of Macroeconomic Conditions
Prevailing macroeconomic conditions have elongated the software sales cycle, increased deal scrutiny and made renewal discussions more challenging. These conditions may continue to impact our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance, and may negatively impact our revenue growth in the near term. Ongoing concerns about the health of the U.S. and global economies may cause certain of our current and potential customers to reduce or delay technology spending or seek payment or other concessions from us. These conditions, along with the ongoing uncertainty in the SaaS sector, may materially and negatively impact our operating results, financial condition and prospects. In response to these dynamics, we have taken and intend to continue to take steps to better align our sales team and focus on controlling costs, which we expect will result in improved margins and efficient growth in the long term. However, as described below under "Liquidity and Capital Resources," conditions exist that raise substantial doubt about our ability to continue as a going concern, and there can be no assurance that these steps will result in sustained positive cash flow.
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
As of April 30, 2026, we had over 2,400 customers. Enterprise customers accounted for 45% and 44% of our revenue for the three months ended April 30, 2025 and 2026, respectively. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 85% and 86% as of April 30, 2025 and 2026, respectively. Our gross retention has been affected in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform. As we continue to expand our partner ecosystem and develop methods to encourage wider and more strategic adoptions, we expect that customer retention will increase over the long term.

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
Sales and marketing expense as a percentage of total revenue was 50% for the three months ended April 30, 2025 compared to 47% for the three months ended April 30, 2026.
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
Research and development expense as a percentage of total revenue was 25% for the three months ended April 30, 2025 compared to 23% for the three months ended April 30, 2026.
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
The following table sets forth our billings for the three months ended April 30, 2025 and 2026:

	Three Months Ended April 30,
	2025	2026
Billings (in thousands)	$63,903	$60,430
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
Total Other Expense, Net
Total other expense, net consists of remeasurement of warrant liability and other expense, net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2025	2026

Revenue:	(in thousands)
Subscription	$71,389	$69,777
Professional services and other	8,722	9,626
Total revenue	80,111	79,403
Cost of revenue:
Subscription(1)	13,787	13,725
Professional services and other(1)	6,881	7,135
Total cost of revenue	20,668	20,860
Gross profit	59,443	58,543
Operating expenses:
Sales and marketing(1)(3)	39,661	37,583
Research and development(1)	19,961	18,648
General and administrative(1)(2)	14,167	13,277
Total operating expenses	73,789	69,508
Loss from operations	(14,346)	(10,965)
Other expense, net:
Remeasurement of warrant liability	1,158	2,083
Other expense, net(1)	(4,673)	(4,930)
Total other expense, net	(3,515)	(2,847)
Loss before income taxes	(17,861)	(13,812)
Provision for income taxes	191	358
Net loss	$(18,052)	$(14,170)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2026

Cost of revenue:	(in thousands)
Subscription	$670	$816
Professional services and other	278	424
Sales and marketing	4,401	6,047
Research and development	4,902	3,146
General and administrative	4,986	4,331
Other expense, net	218	—
Total	$15,455	$14,764

(2)Includes amortization of certain intangible assets of $0.1 million for each of the three months ended April 30, 2025 and 2026.

(3)Includes executive officer severance as follows:

	Three Months Ended April 30,
	2025	2026
	(in thousands)
Sales and marketing	$—	$488
Total executive officer severance	$—	$488

	Three Months Ended April 30,
	2025	2026
Revenue:
Subscription	89%	88%
Professional services and other	11	12
Total revenue	100	100
Cost of revenue:
Subscription	17	17
Professional services and other	9	9
Total cost of revenue	26	26
Gross margin	74	74
Operating expenses:
Sales and marketing	50	47
Research and development	25	23
General and administrative	17	18
Total operating expenses	92	88
Loss from operations	(18)	(14)
Other expense:
Remeasurement of warrant liability	1	3
Other expense, net	(5)	(6)
Total other expense	(4)	(3)
Loss before income taxes	(22)	(17)
Provision for income taxes	—	—
Net loss	(22)%	(17)%

Discussion of the Three Months Ended April 30, 2025 and 2026
Revenue

	Three Months Ended April 30,
	2025	2026	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$71,389	$69,777	$(1,612)	(2)%
Professional services and other	8,722	9,626	904	10
Total revenue	$80,111	$79,403	$(708)	(1)
Percentage of revenue:
Subscription	89%	88%
Professional services and other	11	12
Total	100%	100%
The decrease in subscription revenue was primarily due to a $2.6 million increase from new customers, partially offset by a $4.2 million net decrease from existing customers. Our total customer count decreased 6% from April 30, 2025 to April 30, 2026. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The increase in professional services and other revenue was primarily due to a $0.7 million increase in event sponsorships and minor increases in other revenue.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2025	2026	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$13,787	$13,725	$(62)	—%
Professional services and other	6,881	7,135	254	4
Total cost of revenue	$20,668	$20,860	$192	1
Gross profit	$59,443	$58,543	$(900)	(2)
Gross margin:
Subscription	81%	80%
Professional services and other	21	26
Total gross margin	74	74
The increase in cost of professional services and other revenue is primarily due to a $1.1 million increase in employee-related costs, partially offset by a $0.8 million decrease in outsourced services.
Subscription gross margin decreased slightly primarily due to a decrease in subscription revenue. As we continue to shift more of our customer base to consumption-based pricing, we expect subscription gross margin to remain relatively stable in the near term and increase in the long term.
Services gross margin increased primarily due to a favorable mix of higher margin projects delivered during the current period and a decrease in outsourced services. We expect the gross margin for professional services to fluctuate from period to period due to changes in the proportion of services provided by third-party consultants, seasonality, and timing of projects with differing margins.

Operating Expenses

	Three Months Ended April 30,
	2025	2026	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$39,661	$37,583	$(2,078)	(5)%
Research and development	19,961	18,648	(1,313)	(7)
General and administrative	14,167	13,277	(890)	(6)
Total operating expenses	$73,789	$69,508	$(4,281)	(6)
Percentage of revenue:
Sales and marketing	50%	47%
Research and development	25	23
General and administrative	17	18
The decrease in sales and marketing expenses was primarily due to a $5.2 million decrease in commission expense, partially offset by a $3.5 million increase in employee-related costs. These offsets are partially driven by certain fiscal 2026 commissions paid out the form of fully vested restricted stock units (RSUs) instead of cash. Sales and marketing expense as a percentage of total revenue decreased from 50% in the three months ended April 30, 2025 to 47% in the three months ended April 30, 2026. We expect sales and marketing expense as a percentage of revenue to be relatively stable in the near term and decrease in the long term.
Research and development expenses decreased primarily due to a $2.0 million decrease in employee-related costs, driven by stock-based compensation. This was partially offset by a $0.7 million decrease in capitalized software, which increases expense. Research and development expense as a percentage of revenue decreased from 25% in the three months ended April 30, 2025 to 23% in the three months ended April 30, 2026. We expect research and development expense as a percentage of revenue to decrease in the long term.
General and administrative expenses decreased due in part to an $0.4 million decrease in travel expense and a $0.3 million decrease in income tax expense. General and administrative expenses as a percent of revenue changed from 17% in the three months ended April 30, 2025 to 18% in the three months ended April 30, 2026. We expect general and administrative expense as a percentage of revenue to decrease in the long term.
Total Other Expense, Net

	Three Months Ended April 30,
	2025	2026	$ Change	% Change

	(in thousands)
Other expense, net:
Remeasurement of warrant liability	$1,158	$2,083	$925	80
Other expense, net	(4,673)	(4,930)	(257)	(5)
Total other expense, net	$(3,515)	$(2,847)	$668	19
Remeasurement of warrant liability resulted in a $2.1 million gain during the three months ended April 30, 2026, a favorable change of $0.9 million.
Other expense, net increased primarily due to minor increases in interest expense and expense related to changes in foreign exchange rates and higher balances of cash denominated in currencies other than the functional currency and minor decreases to interest income.
We expect interest expense to increase modestly in the near term due to an increasing principal balance. We expect foreign currency gains and losses could become more pronounced due to current market volatility.

Income Taxes

	Three Months Ended April 30,
	2025	2026	$ Change	% Change

	(in thousands)
Provision for income taxes	$191	$358	$167	87%
Income taxes increased primarily due to higher taxable income from our international subsidiaries during the three months ended April 30, 2026.
Liquidity and Capital Resources
As of April 30, 2026, we had $39.1 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $125.3 million credit facility, all of which had been drawn as of April 30, 2026.
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
As of April 30, 2026, we were not in compliance with the minimum annualized recurring revenue covenant under our credit facility. As a result, the lenders have the right to accelerate repayment of the $136.6 million of principal and related fees, and we have classified the related term loan and fees as a current liability as of April 30, 2026. Our cash and cash equivalents of $39.1 million as of April 30, 2026 would not be sufficient to repay the term loan upon any such acceleration. As a result, substantial doubt exists about our ability to continue as a going concern.
In connection with the covenant noncompliance described above, the Company entered into a forbearance agreement with its lenders, under which the lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults during a limited forbearance period, subject to certain conditions. The forbearance does not waive the underlying default and does not change the classification of the term loan, which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration. See Note 11, "Debt," for further details.
The forbearance period is contingent on the Company's pursuit and completion of a potential transaction, including the Company's entry into a definitive purchase agreement by July 31, 2026 and the completion of a transaction no later than November 30, 2026. The Company is in advanced negotiations regarding a potential transaction. While substantial progress has been made, no definitive agreement has been executed and there can be no assurance that any transaction will result from these discussions. If negotiations continue to progress successfully, the Company anticipates that a potential transaction could be announced in the near term. Management's plans to mitigate the conditions described above are focused on completing this potential transaction. The Company also has access to an at-the-market equity offering program under which it may sell up to $150.0 million of its Class B common stock. The completion of a potential transaction, and the Company's ability to raise capital under the at-the-market program depend on factors outside the Company's control, including the actions of the Company's lenders, potential counterparties, and investors, as well as market conditions, and there can be no assurance that any of these plans will be entered into or completed on acceptable terms, or at all. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company's ability to continue as a going concern. See Note 1, "Liquidity and Going Concern," to our condensed consolidated financial statements. If we are unable to obtain sufficient liquidity, the lenders could accelerate our indebtedness and foreclose on our assets, and our business, financial condition and ability to continue operations would be materially and adversely affected.
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

Credit Facility
We have a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of April 30, 2026. The credit facility is secured by substantially all of our assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of April 30, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2026, the cash interest rate was approximately 6.7%. In addition to the 6.7% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, constitutes an event of default under the loan agreement, upon which the lenders may declare any outstanding principal, interest and fees immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2026. As of April 30, 2026, we were not in compliance with the minimum annualized recurring revenue covenant and we have not obtained a waiver. As a result, we have classified the outstanding term loan as a current liability as of April 30, 2026. See Note 1, "Liquidity and Going Concern," and Note 11, "Debt," to our condensed consolidated financial statements.

Historical Cash Flow Trends

	Three Months Ended April 30,
	2025	2026

	(in thousands)
Net cash provided by operating activities	$3,951	$5,170
Net cash used in investing activities	(2,927)	(1,855)
Net cash used in financing activities	(595)	(6,951)
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
Net cash provided by operating activities during the three months ended April 30, 2026 consisted of cash collected from customers of $96.9 million exceeding $91.9 million of cash outflows. Significant components of cash outflows included $46.5 million for personnel costs and $23.4 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services, and other operating expenditures.
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
Net cash used in investing activities during the three months ended April 30, 2026 consisted primarily of $1.8 million of capitalized development costs related to internal-use software.
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

Net cash used in financing activities for the three months ended April 30, 2026 consisted primarily of $3.8 million of payments on short-term payable financing and $3.4 million used to repurchase shares for tax withholdings on vesting of restricted stock. These were partially offset by $0.3 million of proceeds from shares issued in connection with our employee stock purchase plan.
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
Interest Rate Risk
As of April 30, 2026, we had $39.1 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of April 30, 2026. As of April 30, 2026 the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of April 30, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of April 30, 2026, the cash interest rate was approximately 6.7%. In addition to the 6.7% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At April 30, 2026, we had total debt outstanding with a carrying amount of $137.1 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after April 30, 2026 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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
We incurred net losses of $18.1 million and $14.2 million for the three months ended April 30, 2025 and 2026, respectively, and had an accumulated deficit of $1,561.1 million at April 30, 2026. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,561.1 million as of April 30, 2026. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $4.0 million and $5.2 million for the three months ended April 30, 2025 and 2026, respectively. As of April 30, 2026, we had $39.1 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility. Our need to raise additional capital or complete a potential transaction is heightened by our noncompliance with a financial covenant under our credit facility as of April 30, 2026 and the resulting substantial doubt about our ability to continue as a going concern, as described above.
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
In February 2026, we announced that our board of directors initiated a formal process to explore strategic alternatives to maximize shareholder value. The Company is in advanced negotiations regarding a potential transaction. While substantial progress has been made, no definitive agreement has been executed and there can be no assurance that any transaction will result from these discussions. If negotiations continue to progress successfully, the Company anticipates that a potential transaction could be announced in the near term. The pursuit of such strategic transactions could involve risks to our operations and financial results, whether or not such transaction is ultimately consummated. Such risks could include:

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
Any one or more of these factors or other risks could have a material adverse effect on our financial condition.
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
We were not in compliance with a financial covenant under our secured credit facility as of April 30, 2026, which gives our lenders the right to accelerate our indebtedness, and there is substantial doubt about our ability to continue as a going concern; although our lenders have not waived the underlying default, they have agreed to a forbearance subject to certain contingencies.
As of April 30, 2026, we were not in compliance with the minimum annualized recurring revenue covenant under our credit facility, which is secured by substantially all of our assets. This noncompliance gives our lenders the right to accelerate repayment of the $136.6 million of principal and related fees, and we have classified the related term loan and fees as current liabilities as of April 30, 2026. Our cash and cash equivalents of $39.1 million as of April 30, 2026 would not be sufficient to repay the term loan upon any such acceleration. As a result, substantial doubt exists about our ability to continue as a going concern, and our plans to address these conditions do not alleviate that doubt.
Our lenders have not waived the noncompliance, but have entered into a forbearance agreement with us under which they agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults for a limited period that is subject to certain conditions, including our entry into a definitive purchase agreement by July 31, 2026 and the completion of a potential transaction no later than November 30, 2026. The forbearance does not waive the underlying default and does not change the classification of the term loan, which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration. See Note 11, "Debt" to our condensed consolidated financial statements, for further details.
Our plans to mitigate these conditions are focused on completing a potential transaction. We also have access to an at-the-market equity offering program under which we may sell up to $150.0 million of our Class B common stock. The completion of a potential transaction and our ability to raise capital under the at-the-market program depend on factors outside our control, including the actions of our lenders, potential counterparties, and investors, as well as market conditions, and there can be no assurance that any of these plans will be entered into or completed on acceptable terms, or at all. If we are unable to complete a potential transaction, or if the forbearance terminates, our lenders could accelerate our indebtedness and foreclose on our assets, and we could be required to curtail or cease operations, seek bankruptcy protection, or pursue a transaction on unfavorable terms, and our stockholders could lose all or a substantial portion of their investment.

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
Further, many countries and the Organization for Economic Cooperation and Development (or OECD) have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. The OECD and participating jurisdictions have agreed to a “side-by-side” elective safe harbor that exempts electing U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, (the Code), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset its future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. We have historically contracted third parties to perform a Section 382 analysis to evaluate limitations on our NOLs due to ownership changes, with the most recent analysis being through January 31, 2026. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state tax purposes. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state NOL carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOL carryforwards, even if we attain profitability.
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
We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, distributed denial of service attacks, cyberattacks, or other security related incidents. We may not be able to rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a security incident of any kind, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss or corruption of, or unauthorized access to or acquisition of, customer data.
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

Our current primary competitors generally fall into the following categories:
•large enterprise software and cloud platform vendors, including suppliers of traditional business intelligence and cloud services that provide one or more capabilities competitive with our products, such as Microsoft Corporation, Amazon Web Services, Inc., Oracle Corporation, SAP SE, Salesforce, Inc. (Salesforce), and International Business Machines Corporation.
•specialized business analytics software companies, such as Tableau Software, Inc. (Tableau Software) (acquired by Salesforce, Inc.), Qlik Technologies, Inc., Looker Data Sciences (acquired by Alphabet, Inc. (Alphabet)), Strategy Inc. (formerly MicroStrategy), ThoughtSpot, Inc., Alteryx, Inc., Informatica Inc., Sisense Inc., and Tibco Software, Inc.
•cloud-native data integration and analytics providers, such as Sigma Computing, Fivetran, Inc., Matillion Limited, Databricks, Inc., and Infor, Inc.
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
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While 89% of our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, as we implement artificial intelligence tools on our platform, we may not be able to accurately predict customer demand of these tools, and if certain customers use these tools more than we anticipate, we may incur increased operational costs that may not be recovered in an appropriate timeframe. We believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, such as by adopting artificial intelligence tools offered by our competitors in lieu of purchasing our services, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
The use of artificial intelligence technologies in our platform and otherwise in our business may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations applicable to our development and use of artificial intelligence, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, security or safety incidents, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects. Uncertainty around new and emerging artificial intelligence technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with artificial intelligence technologies, which may be costly and could impact our expenses. More generally, as use of artificial intelligence becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that our incorporation of artificial intelligence within our platform and business will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services, and features in efforts to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues that may arise as a result of any of the foregoing. As a result, the challenges presented with our use of artificial intelligence could adversely affect our business, financial condition and results of operations.
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
Our platform is deployed in a wide variety of technology environments. Increasingly, our platform has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our platform for use in such deployments. We must often assist our customers in achieving successful implementations of our platform, which we do through our professional services organization. The time required to implement our platform can vary. For complex deployments, implementation can take multiple months. If our customers are unable to implement our platform successfully, or unable to do so in a timely manner, customer perceptions of our platform may be harmed, our reputation and brand may suffer, and customers may choose to cease usage of our platform or not expand their use of our platform. Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our platform to maximize its benefits. If our platform is not effectively implemented or used correctly or as intended, or if we fail to adequately train customers on how to efficiently and effectively use our platform, our customers may not be able to achieve satisfactory outcomes or may experience increased risks of security incidents. Such outcomes or incidents, even if caused by customer error, could result in negative publicity and legal claims against us, which may cause us to generate fewer sales to new customers and reductions in renewals or expansions of the use of our platform with existing customers, any of which would harm our business and results of operations.

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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 80%, and 79% of our total revenue for the three months ended April 30, 2025 and 2026, respectively, was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and cybersecurity are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and became effective January 1, 2023. The CPRA amended and expanded the CCPA in numerous respects, including by expanding the CCPA’s private right of action. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that became effective in 2025, Indiana, Kentucky, and Rhode Island have adopted such legislation that has become effective in 2026, and Alabama and Oklahoma have adopted such legislation that becomes effective in 2027. Broad federal privacy legislation has also been proposed. In 2025, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places restrictions on data transactions involving sensitive personal data and certain “Countries of Concern” and “Covered Persons” (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions). Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
As a provider of cloud-based platform services, our operations involve the storage, transmission, and other processing of large amounts of our customers’ confidential and proprietary information, and we also collect, store, transmit, and otherwise process sensitive corporate, personal, and other information relating to our business and operations, including intellectual property, proprietary business information, personally identifiable information, and other confidential information. Cyber-attacks and other malicious internet-based activity continue to increase generally in both frequency and sophistication (including through the use of emerging artificial intelligence technologies which may dramatically increase the number and impact of such activity), and cloud-based platform providers of software and services have been targeted. Many of our employees work remotely at least part of the time, which may pose additional cybersecurity risks. Within cloud service delivery organizations, there is an increased threat from both targeted and non-targeted activities. These activities may originate from threat actor groups with various motivations, including cyber espionage, financial or ideological motivations. We may also face numerous types of attacks, including financial attacks in the form of ransomware/cyber extortion, artificial intelligence-assisted deepfake attacks and disinformation campaigns, fraud, misappropriation of resources (such as, for instance, cryptocurrency mining operations using Domo resources), and malicious attacks such as distributed denial of service with the intention to cause extended period of service downtime, as well as other types of security incidents which could prevent customers from accessing our products and services. Attackers may, in addition to other motivations, seek to render unavailable, destroy, or modify, access, or disclose without authorization the various types of data we store or otherwise process, including our own data, our customers’ data generally, or data of specific customers. Our employees and contractors who have access to our customers’ data as well as customer personal information and/or company data could be a victim of social engineering tactics such as phishing and business email compromise, which could further lead to malware and/or ransomware being installed on our company assets and which could cause a potential compromise of systems and information. In addition, as we host our platform on third-party cloud hosting services offered by the leading cloud hosting providers, any misconfiguration in the cloud due to our own unintentional error or lack of understanding, or any exploitation of vulnerabilities on those cloud hosting providers’ technology, could lead to unauthorized access, misuse, acquisition, disclosure, loss, alteration, destruction, or other unauthorized processing of our and our customers’ data, including confidential, sensitive, and personal information.

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
Use of generative artificial intelligence (GenAI) technologies may result in GenAI providers having access to and processing sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer confidential information. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform’s own systems and infrastructure are not secure, or do not function as intended, security breaches or incidents may occur and lead to the unauthorized exposure of confidential information such as customer data, financial information, and proprietary business information, or it may be believed or asserted that one or more of these has occurred. Any of these circumstances may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Threat actors could also use GenAI and other forms of artificial intelligence for malicious purposes, increasing the frequency or intensity of attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with identification or exploitation of vulnerabilities or writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of April 30, 2026, beneficially controlled approximately 76% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
Further, we have been advised that Mr. James has pledged the shares of Class A common stock and Class B common stock beneficially owned by him to secure a loan with a financial institution, which loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has indicated that he intends to extend or refinance the loan before its June 27, 2026 maturity date. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold or otherwise transferred to meet these repayment requirements. Upon a default under such loan, the lenders could sell the pledged shares into the market. Sales or transfers of such shares to reduce the loan balance or by the lenders upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.
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
Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative general macroeconomic conditions both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, a recession, political deadlock, natural catastrophes, pandemics, military conflict (including the Russian invasion of Ukraine and hostilities in the Middle East) and terrorist attacks, whether in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
For example, during 2025, the United States experienced an inflation rate of approximately 2.7%, according to data from the U.S. Department of Labor, significantly higher than recent norms. If inflation rates remain elevated or increase further, our expenses and operating costs are likely to increase. Inflation may also result in higher interest rates and otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to spend on our platform. Additionally, in recent periods the U.S. has experienced a labor shortage, which has contributed to an environment of escalating wages and salaries, which may also adversely affect our expenses and operating costs.
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
Credit Facility Default and Entry into Forbearance Agreement
The Company's August 8, 2023 Amended and Restated Loan and Security Agreement, as amended (the "Credit Facility"), which is secured by substantially all of the Company's assets, contains financial covenants that include a minimum annualized recurring revenue covenant and a minimum trailing twelve month consolidated EBITDA covenant, each tested quarterly, and a minimum liquidity covenant tested monthly. On June 12, 2026, the Company determined that as of April 30, 2026, the Company was not in compliance with the minimum annualized recurring revenue covenant. As a result, the lenders have the right to declare the outstanding balance of $136.6 million of principal and related fees immediately due and payable.

The Company had cash and cash equivalents of $39.1 million as of April 30, 2026, which would not be sufficient to repay the term loan upon any such acceleration.
In connection with the covenant noncompliance described above, on June 12, 2026, the Company entered into a forbearance agreement with the lenders from time to time party to the Credit Facility (the “Lenders”), Obsidian Agency Services Inc., as collateral agent for the Lenders, and Wilmington Trust, National Association, as administrative agent for the Lenders, under which the Lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults during a limited forbearance period, subject to certain conditions. The forbearance does not waive the underlying default, and upon its expiration the Lenders may exercise their rights and remedies, including acceleration. The forbearance period ends on the earliest of specified events, including the Company's failure to enter into a definitive agreement for a sale of the Company by July 31, 2026, the failure to consummate such a transaction by November 30, 2026, the failure to maintain $10.0 million of unrestricted cash on a consolidated basis deposited in pledged accounts located in the United States, and the occurrence of other events of default. In connection with the forbearance agreement, the Company paid legal and lender fees of approximately $5.9 million in cash upon effectiveness.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Domo, Inc.	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws of Domo, Inc.	8-K	001-38553	3.1	May 8, 2023
10.1+	Form of Change in Control and Severance Agreement, as entered into effective February 19, 2026, by and between the Company and Tod Crane	S-1	333-225348	10.9	June 18, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DOMO, INC.

Date: June 15, 2026	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)