Form 10-Q
period 2026-07-31
DOMO, INC.
filed 2026-09-03
CIK 1505952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
Form 10-Q
__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 1, 2026, there were approximately 3,263,659 shares of the registrant's Class A common stock and 43,772,502 shares of the registrant’s Class B common stock outstanding.
1

2

INTRODUCTORY NOTE
On July 22, 2026, Domo, Inc., a Delaware corporation (the Company), and Progress Software Corporation, a Delaware corporation (Progress), entered into an Asset Purchase Agreement (the Purchase Agreement), pursuant to which Progress has agreed to acquire substantially all of the assets and employees, excluding the Company’s net operating loss (NOL) carryforwards, and assume certain liabilities of the Company including its operating business, technology platform, customer contracts, intellectual property, vendor relationships, foreign subsidiaries, and other assets and obligations related to the business for $400 million in cash, subject to customary purchase price adjustments (the Asset Sale). Concurrently with the execution and delivery of the Purchase Agreement, Progress entered into a Voting and Support Agreement (the Support Agreement) with stockholders of the Company holding sufficient voting power to approve the Asset Sale under applicable law and the Company's organizational documents. No further approval of the stockholders of the Company is required to approve the Asset Sale.
At the closing of the Asset Sale, the Company will pay off its existing credit facility in full. The Company expects to have a net cash balance of approximately the amount of net proceeds from the Asset Sale less amounts paid to its credit facility. Following the closing of the transaction, Domo, Inc., the Delaware holding company, will change its name and expects to begin trading under a new Nasdaq ticker symbol and remain a separate publicly-listed entity with limited operating expenses and a debt-free balance sheet. The Board intends to use the proceeds from the transaction to identify opportunities to monetize its NOLs. The Company plans to consider potential transactions where the company can employ its expertise in AI and automation to enhance profitability as well as options to return capital to shareholders.
i

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described further in the section of this report captioned “Risk Factors,” which may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks include the following:

•we have entered into a definitive Asset Purchase Agreement to sell substantially all of our assets, and the failure to complete this transaction, or delays in closing this transaction, could have an adverse effect on our business, results of operations and financial condition;
•following the closing of the Asset Sale, we will no longer have an operating business, and our future success will depend on our ability to identify a use of the proceeds from the Asset Sale;
•our credit facility remains subject to a covenant breach and forbearance agreement, and if the Asset Sale is not completed or we fail to maintain compliance with the forbearance agreement, our lenders could accelerate our indebtedness;
•our recently adopted Tax Benefits Preservation Plan is intended to protect our NOLs but may not prevent an ownership change, and it has anti-takeover effects that could adversely affect holders of our common stock;
•we have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future;
•we expect to continue to invest in our growth for the foreseeable future, and if we fail to manage this growth effectively, our business and operating results will be adversely affected;
•our ability to raise capital in the future may be limited, and if we fail to raise capital when needed in the future, we could be prevented from growing or could be forced to delay or eliminate product development efforts or other operations;
•we were not in compliance with a financial covenant under our secured credit facility as of April 30, 2026 and July 31, 2026, which gives our lenders the right to accelerate our indebtedness, and there is substantial doubt about our ability to continue as a going concern; although our lenders have not waived the underlying default, they have agreed to a forbearance subject to certain contingencies;
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
ii

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
iii

(unaudited)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Domo, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of January 31,	As of July 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents(1)	$42,951	$25,071
Accounts receivable, net of allowances of $5,391 and $4,792 as of January 31, 2026 and July 31, 2026, respectively (1)	85,456	47,563
Contract acquisition costs, net(1)	18,013	17,584
Prepaid expenses and other current assets(1)	7,138	9,463
Total current assets	153,558	99,681
Property and equipment, net(1)	28,970	27,584
Right-of-use assets(1)	10,990	8,174
Contract acquisition costs, noncurrent, net(1)	28,387	25,589
Intangible assets, net(1)	1,558	1,395
Goodwill(1)	9,478	9,478
Other assets(1)	2,592	3,065
Total assets	$235,533	$174,966
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable(1)	$18,765	$10,890
Warrant liability	9,249	7,425
Accrued expenses and other current liabilities(1)	60,852	48,098
Lease liabilities(1)	7,472	6,979
Current debt	—	137,240
Deferred revenue(1)	174,885	142,971
Total current liabilities	271,223	353,603
Lease liabilities, noncurrent(1)	5,676	2,541
Deferred revenue, noncurrent(1)	6,024	3,225
Other liabilities, noncurrent(1)	12,180	2,905
Long-term debt	126,494	—
Total liabilities	421,597	362,274
Commitments and contingencies (Note 13)

Domo, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except per share amounts)
(unaudited)

Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of January 31, 2026 and July 31, 2026; no shares issued and outstanding as of January 31, 2026 and July 31, 2026	—	—
Class A common stock, $0.001 par value per share; 3,264 shares authorized as of January 31, 2026 and July 31, 2026; 3,264 shares issued and outstanding as of January 31, 2026 and July 31, 2026	3	3
Class B common stock, $0.001 par value per share; 500,000 shares authorized as of January 31, 2026 and July 31, 2026; 39,187 and 43,773 shares issued and outstanding as of January 31, 2026 and July 31, 2026, respectively	39	44
Additional paid-in capital	1,359,652	1,382,575
Accumulated other comprehensive income	1,122	737
Accumulated deficit	(1,546,880)	(1,570,667)
Total stockholders' deficit	(186,064)	(187,308)
Total liabilities and stockholders' deficit	$235,533	$174,966
(1)Includes certain assets and liabilities held for sale. See Note 3, "Assets and Liabilities Held for Sale" for more further details and information.
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Revenue:
Subscription	$72,730	$70,360	$144,119	$140,137
Professional services and other	6,988	6,423	15,710	16,049
Total revenue	79,718	76,783	159,829	156,186
Cost of revenue:
Subscription	14,143	11,409	27,930	25,134
Professional services and other	5,932	6,151	12,813	13,286
Total cost of revenue	20,075	17,560	40,743	38,420
Gross profit	59,643	59,223	119,086	117,766
Operating expenses:
Sales and marketing	35,300	28,865	74,961	66,448
Research and development	18,952	17,759	38,913	36,407
General and administrative	12,642	14,988	26,809	28,265
Total operating expenses	66,894	61,612	140,683	131,120
Loss from operations	(7,251)	(2,389)	(21,597)	(13,354)
Other expense, net:
Remeasurement of warrant liability	(10,441)	(259)	(9,283)	1,824
Other expense, net	(5,006)	(6,841)	(9,679)	(11,771)
Total other expense, net	(15,447)	(7,100)	(18,962)	(9,947)
Loss before income taxes	(22,698)	(9,489)	(40,559)	(23,301)
Provision for income taxes	234	128	425	486
Net loss	$(22,932)	$(9,617)	$(40,984)	$(23,787)
Net loss per share, basic and diluted	$(0.56)	$(0.21)	$(1.02)	$(0.53)
Weighted-average number of shares used in computing net loss per share, basic and diluted	40,643	46,000	40,196	44,729
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Net loss	$(22,932)	$(9,617)	$(40,984)	$(23,787)
Foreign currency translation adjustments	(222)	(117)	1,137	(385)
Comprehensive loss	$(23,154)	$(9,734)	$(39,847)	$(24,172)
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

Domo, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2026	3,263,659	$3	39,186,549	$39	$1,359,652	$1,122	$(1,546,880)	$(186,064)
Vesting of restricted stock units	—	—	3,647,699	3	—	—	—	3
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(1,066,232)	—	(3,437)	—	—	(3,437)
Issuance of common stock under employee stock purchase plan	—	—	118,888	—	290	—	—	290
Stock-based compensation expense	—	—	—	—	17,351	—	—	17,351
Other comprehensive loss	—	—	—	—	—	(268)	—	(268)
Net loss	—	—	—	—	—	—	(14,170)	(14,170)
Balance as of April 30, 2026	3,263,659	$3	41,886,904	$42	$1,373,856	$854	$(1,561,050)	$(186,295)
Vesting of restricted stock units	—	—	1,885,598	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	8,719	—	—	8,719
Other comprehensive loss	—	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	—	(9,617)	(9,617)
Balance as of July 31, 2026	3,263,659	$3	43,772,502	$44	$1,382,575	$737	$(1,570,667)	$(187,308)
See accompanying notes to condensed consolidated financial statements.

Domo, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2026
Cash flows from operating activities
Net loss	$(40,984)	$(23,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,596	4,956
Non-cash lease expense	2,502	2,793
Amortization of contract acquisition costs	9,119	9,719
Stock-based compensation expense	28,683	23,804
Remeasurement of warrant liability	9,283	(1,824)
Other, net	4,369	7,844
Change in operating assets and liabilities:
Accounts receivable, net	24,221	37,893
Contract acquisition costs	(12,576)	(6,769)
Prepaid expenses and other assets	3,167	(2,863)
Accounts payable	10,139	(3,996)
Operating lease liabilities	(3,047)	(3,604)
Accrued expenses and other liabilities	(6,560)	(10,665)
Deferred revenue	(25,593)	(34,713)
Net cash provided by (used in) operating activities	7,319	(1,212)
Cash flows from investing activities
Purchases of property and equipment	(5,276)	(3,515)
Proceeds from sale of intangible assets	—	100
Purchases of intangible assets	—	(115)
Net cash used in investing activities	(5,276)	(3,530)
Cash flows from financing activities
Payments of deferred offering costs for registration statement	(164)	—
Proceeds from shares issued in connection with employee stock purchase plan	680	290
Shares repurchased for tax withholdings on vesting of restricted stock	(1,605)	(3,437)
Payment of debt forbearance fee	—	(5,835)
Debt issuance costs, net	(206)	—
Proceeds from short-term payable financing	6,967	—
Payments on short-term payable financing	(7,025)	(3,804)
Net cash used in financing activities	(1,353)	(12,786)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,189	(352)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,879	(17,880)
Cash, cash equivalents, and restricted cash at beginning of period	45,264	42,951
Cash, cash equivalents, and restricted cash at end of period	$47,143	$25,071
Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$(385)	$489
Cash paid for interest	$4,862	$4,664

Domo, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

Non-cash investing and financing activities
Operating lease right-of-use assets obtained for lease liabilities	$4,695	$129
Purchases of property and equipment included in accounts payable and lease liabilities	$141	$—
Stock-based compensation capitalized as internal-use software	$1,128	$847
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of July 31, 2026, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' deficit for the three and six months ended July 31, 2025 and 2026 and condensed consolidated statements of cash flows for the six months ended July 31, 2025 and 2026 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of July 31, 2026, its results of operations for the three and six months ended July 31, 2025 and 2026 and condensed consolidated statements of cash flows for the six months ended July 31, 2025 and 2026. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2027 or for any other future year or interim period.
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
The Company has incurred recurring losses from operations, including a net loss of $23.8 million for the six months ended July 31, 2026, and has an accumulated deficit of $1,570.7 million and a total stockholders' deficit of $187.3 million as of July 31, 2026. The Company's credit facility, which is secured by substantially all of the Company's assets, contains financial covenants that include a minimum annualized recurring revenue covenant and a minimum trailing twelve month consolidated EBITDA covenant, each tested quarterly, and a minimum liquidity covenant tested monthly. As of April 30, 2026, the Company was not in compliance with the minimum annualized recurring revenue covenant, and as of July 31, 2026 the Company remained out of compliance with that covenant. As a result, the lenders had the right to declare the outstanding balance of $138.3 million of principal and $8.6 million related to the Second PIK amendment fee immediately due and payable and the related term loan and associated fees were classified as a current liability as of April 30, 2026. The term loan and associated fees continued to be classified as a current liability as of July 31, 2026. The Company had cash and cash equivalents of $25.1 million as of July 31, 2026, which would not be sufficient to repay the term loan upon any such

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
1. Overview and Basis of Presentation (Continued)
acceleration. As such, substantial doubt exists about the Company's ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.
In connection with the covenant noncompliance described above, the Company entered into a forbearance agreement with its lenders, under which the lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults during a limited forbearance period, subject to certain conditions. The forbearance does not waive the underlying default and does not change the classification of the term loan, which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration. See Note 12, "Debt," for further details. The forbearance period is contingent on the Company's pursuit and completion of a strategic transaction, including the Company's entry into a definitive purchase agreement by July 31, 2026 and the completion of a transaction no later than November 30, 2026.
On July 22, 2026, the Company entered into a definitive Purchase Agreement with Progress for the Asset Sale. The transaction was unanimously approved by the Company's board of directors and by the holders of a majority of the voting power of the Company's outstanding capital stock, who delivered a written consent adopting the Purchase Agreement on July 22, 2026. No further approval of the Company's stockholders is required to complete the transaction. Completion of the transaction remains subject to the satisfaction or waiver of certain closing conditions, as set forth in the Purchase Agreement. The Purchase Agreement contains no financing condition. The transaction is expected to close by the end of September 2026 and no later than November 30, 2026.
Management's plans to mitigate the going concern condition described above are focused on completing the Asset Sale. The completion of the Asset Sale depends on factors outside the Company's control, and there can be no assurance that any of these plans will be entered into or completed on acceptable terms, or at all. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company's ability to continue as a going concern.

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
The Company operates as one operating segment. The Company’s chief operating decision maker (CODM) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. This financial information primarily includes consolidated GAAP and non-GAAP measures of profit and loss as well as certain consolidated balance sheet and cash flow measures. The measures most consistent with GAAP used by the CODM are consolidated net income (loss) and operating cash provided by (used in) operating activities. As a result of the CODM being regularly provided these measures on a consolidated basis, any significant financial segment information is inherently reflected in the Company's consolidated financial statements and related notes.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds. The fair value of cash equivalents approximated their carrying value as of January 31, 2026 and July 31, 2026.
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
Amortization expense related to contract acquisition costs was $4.6 million and $4.8 million for the three months ended July 31, 2025 and 2026, respectively, and $9.1 million and $9.7 million for the six months ended July 31, 2025 and 2026, respectively. There was no impairment charge in relation to contract acquisition costs for the periods presented.
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
Assets and Liabilities Held for Sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively in the Company's condensed consolidated balance sheet. On July 22, 2026, we entered into and announced the Asset Sale to Progress which met the held for sale criteria on that date. As the separate presentation of substantially all assets and certain liabilities would not be meaningful to financial statement users, we have continued to present all assets and liabilities in their usual categories on the balance sheet and noted those that include assets and liabilities held for sale. See Note 3, "Assets and Liabilities Held for Sale" for further details and information.
Discontinued Operations
A disposal group is classified as a discontinued operation when the following criteria are met: (1) the disposal group is a component of an entity; (2) the component of the entity meets the held-for-sale criteria in accordance with our policy described above; and (3) the component of the entity represents a strategic shift in the entity's operating and financial results. Alternatively, if a business meets the criteria for held for sale on the acquisition date, the business is accounted for as a discontinued operation. The Asset Sale did not result in the Company's operations meeting the criteria for discontinued operations. The operations being disposed as part of the Asset Sale were not clearly distinguishable from the rest of the Company.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $2.6 million and $1.0 million for the three months ended July 31, 2025 and 2026, respectively, and $5.1 million and $2.3 million for the six months ended July 31, 2025 and 2026, respectively.
Insurance Recovery
The Company maintains insurance coverage for its business and operations. Insurance related to property, equipment, automobile, and general liability, is subject to a deductible or deductibles. If a claim arises and a potential insurance recovery becomes probable, the recovery is evaluated separately from the related loss. The recovery is recognized up to the amount of the loss once the recovery of the claim is deemed probable and any recovery in excess of the loss is a gain contingency and is not recognized until realized. The Company does not net insurance recoveries against the related claim liability as the claim liability is determined without regard to any anticipated recovery from third parties.
During the three months ended July 31, 2026, the Company received $2.0 million in insurance proceeds for a claim related to certain losses incurred. The Company recognized the recovery within operating expenses, in the same line items in which the related losses were originally recorded, offsetting a cumulative loss that exceeded the amount recovered. No gain was recognized in connection with this recovery.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash denominated in currencies other than the United States dollar represented 24% and 33% of total cash and cash equivalents as of January 31, 2026 and July 31, 2026, respectively.
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insured limits. The Company may invest its excess cash in money market funds, certificates of deposit, or in short-term investments consisting of highly-rated debt securities.
No single customer accounted for more than 10% of revenue for the three and six months ended July 31, 2025 and 2026 or more than 10% of accounts receivable as of January 31, 2026 and July 31, 2026.
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

3. Assets and Liabilities Held for Sale
Asset Purchase Agreement
On July 22, 2026, Domo, Inc., a Delaware corporation (the Company), and Progress Software Corporation, a Delaware corporation (Progress), entered into an Asset Purchase Agreement (the Purchase Agreement), pursuant to which Progress has agreed to acquire substantially all of the assets and employees, excluding the Company’s net operating loss (NOL) carryforwards, and assume certain liabilities of the Company including its operating business, technology platform, customer contracts, intellectual property, vendor relationships, foreign subsidiaries, and other assets and obligations related to the business for $400 million in cash, subject to certain purchase price adjustments. The transaction will be effected through the transfer of the equity interests of certain of the Company's subsidiaries, including its principal operating subsidiary and certain foreign subsidiaries, together with a transfer of assets held directly by the Company. The purchase price is subject to a downward adjustment to the extent the cash acquired at closing is less than $25.0 million, and to an adjustment for any certain indebtedness of the business or the acquired assets that remains outstanding and is not repaid at or prior to closing, as well as customary post-closing adjustments.

On August 24, 2026, the Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission and commenced mailing it to stockholders of record as of July 22, 2026. Under the Asset Purchase

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Assets and Liabilities Held for Sale (Continued)
Agreement, the closing may not occur until at least 20 calendar days after that mailing. No further action by the Company's stockholders is required.

The Company's net operating loss carryforwards and certain other assets are excluded from the transaction and will be retained by the Company. The Company's existing credit facility is not being assumed by Progress. The Company will repay the credit facility in full at the closing of the Asset Sale.

The Company does not intend to liquidate following the closing, but expects to continue as a publicly traded company under a new name and ticker. The Purchase Agreement may be terminated under special circumstances, and in certain of those circumstances the Company would be required to pay Progress a termination fee of $13.5 million.

Assets and Liabilities Held for Sale
The Company evaluated the criteria for classification of the assets and liabilities to be sold as held for sale and concluded that those criteria were met as of July 22, 2026. However, because they represent substantially all of the Company's net assets, the Company does not present them as a single held-for-sale line item on the condensed consolidated balance sheet, as that presentation would not provide meaningful information to financial statement users. Instead, the Company continues to

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Assets and Liabilities Held for Sale (Continued)
present all of its assets and liabilities within their normal balance sheet classifications and provides the disclosures below regarding the assets and liabilities subject to sale.
The following table summarizes the carrying amounts of the major classes of assets and liabilities to be sold and assumed as part of the Asset Sale.

As of July 31,
2026
Assets
Current assets:
Cash	$24,509
Accounts receivable, net of allowances of $4,792 as of July 31, 2026	47,563
Contract acquisition costs, net	17,584
Prepaid expenses and other current assets	8,102
Total current assets	97,758
Property and equipment, net	27,484
Right-of-use assets	7,454
Contract acquisition costs, noncurrent, net	25,589
Intangible assets, net	1,269
Goodwill	9,478
Other assets	1,837
Total assets held for sale	$170,869
Liabilities
Current liabilities:
Accounts payable	$9,845
Accrued expenses and other current liabilities	27,397
Lease liabilities	6,615
Deferred revenue	142,971
Total current liabilities	186,828
Lease liabilities, noncurrent	2,230
Deferred revenue, noncurrent	3,225
Other liabilities, noncurrent	1,953
Total liabilities held for sale	$194,236
The Purchase Agreement specifies assets and liabilities that are excluded from the Asset Sale and retained by the Company. Retained assets include the Company's net operating loss carryforwards and other tax attributes, insurance policies, assets of certain foreign retained entities, and certain other assets detailed in the Purchase Agreement and disclosure schedules. Retained liabilities include the Company's term loan and related warrant liabilities, accrued payroll and commissions, liabilities of certain foreign retained entities, and certain other liabilities related to the retained assets and other contracts and matters identified in the Purchase Agreement and disclosure schedules.
4. Cash and Cash Equivalents
The amortized cost and estimated fair value of the Company’s cash and cash equivalents as of January 31, 2026 and July 31, 2026 were as follows (in thousands):

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Cash and Cash Equivalents (Continued)

	January 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$37,460	$—	$—	$37,460
Cash equivalents:
Money market funds	5,491	—	—	5,491
Total cash and cash equivalents	$42,951	$—	$—	$42,951

	July 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$18,245	$—	$—	$18,245
Cash equivalents:
Money market funds	6,826	—	—	6,826
Total cash and cash equivalents	$25,071	$—	$—	$25,071

5. Fair Value Measurements
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
The following tables summarize the assets measured at fair value on a recurring basis as of January 31, 2026 and July 31, 2026 by level within the fair value hierarchy (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,491	$—	$—	$5,491
Financial liability:
Warrant liability	$—	$—	$9,249	$9,249

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,826	$—	$—	$6,826
Financial liability:
Warrant liability	$—	$—	$7,425	$7,425

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Fair Value Measurements (Continued)
Level 3 instruments consisted of a liability related to warrants to purchase Class B common stock, which were issued in connection with the credit facility. See Note 12, "Debt" for further details surrounding this issuance. The warrant liability was recorded at fair value upon issuance and is remeasured at each subsequent quarterly period end date as long as the warrants are outstanding. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement, and are recognized in other income (expense), net in the condensed consolidated statements of operations.

The changes in the fair value of the warrant liability were as follows (in thousands):

Balance as of January 31, 2026	$9,249
Change in fair value of Class B common stock warrants	(2,083)
Balance as of April 30, 2026	7,166
Change in fair value of Class B common stock warrants	259
Balance as of July 31, 2026	$7,425
The value of the warrant liabilities are estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended July 31,
2026
Expected stock price volatility	63% - 94%
Expected term	1.6 - 2.6 years
Risk-free interest rate	3.52% - 4.28%
Expected dividend yield	—
During the three and six months ended July 31, 2025 and 2026, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2026	2026
Capitalized internal-use software development costs	$76,434	$80,611
Computer equipment and software	2,290	1,828
Leasehold improvements	5,031	5,107
Furniture, vehicles and office equipment	1,800	1,787
	85,555	89,333
Less accumulated depreciation and amortization	(56,585)	(61,749)
	$28,970	$27,584
Depreciation and amortization expense related to property and equipment was $2.2 million and $2.2 million for the three months ended July 31, 2025 and 2026, respectively, and $4.3 million and $4.7 million for the six months ended July 31, 2025 and 2026, respectively.

The Company capitalized $3.0 million and $2.0 million in software development costs during the three months ended July 31, 2025 and 2026, respectively, and $6.0 million and $4.2 million during the six months ended July 31, 2025 and 2026, respectively. Amortization of capitalized software development costs was $1.6 million and $1.7 million for the three months ended July 31, 2025 and 2026, respectively, and $3.3 million and $3.7 million for the six months ended July 31, 2025 and 2026, respectively.
7. Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2026	2026
Intellectual property excluding patents	$2,438	$2,553
Patents	950	950
	3,388	3,503
Less accumulated amortization	(1,830)	(2,108)
	$1,558	$1,395

Amortization expense related to intangible assets was $0.2 million and $0.1 million for the three months ended July 31, 2025 and 2026, respectively, and $0.3 million and $0.3 million for the six months ended July 31, 2025 and 2026. The patents were acquired and are being amortized over a weighted-average remaining useful life of approximately 1.3 years. Intellectual property excluding patents is being amortized over a remaining useful life of 2.5 years.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,	As of July 31,
	2026	2026
Accrued expenses	$15,508	$21,022
Accrued payroll and benefits	10,681	8,154
Accrued commissions	12,618	4,803
Accrued bonus	8,280	5,760
Accrued payroll taxes	3,217	2,588
Sales and other taxes payable	1,942	1,182
Employee stock purchase plan liability	1,203	904
Short-term payable financing liability	3,804	—
Other accrued liabilities	3,599	3,685
	$60,852	$48,098
Short-term Payable Financing
From time to time the Company has entered into short-term payable financing agreements pursuant to which the counterparty assumes responsibility for payables for approximately 30-60 days to designated suppliers at the discretion of the Company.
9. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Operating lease expense	$1,789	$1,764	$3,229	$3,580
Short-term lease expense	210	210	496	414
Total lease expense	$1,999	$1,974	$3,725	$3,994

Sublease income	$310	$309	$616	$615

Lease term and discount rate information are summarized as follows:

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Leases (Continued)

As of July 31, 2026
Weighted average remaining lease term (years)	1.4
Weighted average discount rate	13.3%
Maturities of lease liabilities as of July 31, 2026 were as follows (in thousands):

Year Ending January 31:
2027	$4,285
2028	4,831
2029	1,259
Total lease payments	10,375
Less imputed interest	(855)
Present value of lease liabilities	$9,520

Cash paid for operating leases was $1.1 million and $2.2 million during the three months ended July 31, 2025 and 2026, respectively, and $2.7 million and $4.8 million during the six months ended July 31, 2025 and 2026, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
The Company has entered into sublease agreements with various expiration dates through 2027. Under these agreements, the Company expects to receive sublease income of approximately $1.1 million as of July 31, 2026.
10. Deferred Revenue and Performance Obligations
Deferred Revenue
Significant changes in the Company's deferred revenue balance for the six months ended July 31, 2026 were as follows (in thousands):

Balance as of January 31, 2026	$180,909
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(155,224)
Increase due to billings excluding amounts recognized as revenue during the period	120,511
Balance as of July 31, 2026	$146,196
Unbilled Receivables
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in unbilled receivables. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. As of January 31, 2026 and July 31, 2026, unbilled receivables were $2.8 million and $3.6 million, respectively. Unbilled receivables are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents the remaining amount of revenue the Company expects to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2026, approximately $387.6 million of revenue was expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately $214.4 million of this amount during the twelve months following July 31, 2026, with the balance recognized thereafter. As of July 31, 2026, approximately $23.2 million of revenue was expected to be recognized from remaining performance obligations for professional services and other contracts, $17.0 million of which is expected to be recognized during the twelve months following July 31, 2026, and the balance recognized thereafter.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Geographic Information
Revenue by geographic area is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
United States	$63,736	$60,406	$128,094	$122,835
International	15,982	16,377	31,735	33,351
Total	$79,718	$76,783	$159,829	$156,186
Percentage of revenue by geographic area:
United States	80%	79%	80%	79%
International	20	21	20	21
Other than the United States, no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2025 and 2026. As of July 31, 2026, substantially all of the Company’s property and equipment was located in the United States.

12. Debt
Credit Facility
The Company has a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of July 31, 2026. The credit facility is secured by substantially all of the Company's assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest accrues on the outstanding principal of the term loan and is due in cash on a monthly basis, which, as of July 31, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) three-month term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Debt (Continued)

received by Administrative Agent from three Federal funds brokers. As of July 31, 2026, the cash interest rate was approximately 6.6%. In addition to the 6.6% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity. During the three months ended July 31, 2025 and 2026, $1.7 million and $1.7 million of interest was capitalized, respectively, and $3.3 million and $3.4 million of interest was capitalized during the six months ended July 31, 2025 and 2026, respectively.
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
Warrants issued in connection with the credit facility were recorded as an increase to other accrued liabilities with a corresponding increase to debt issuance costs, which is included in long-term debt on the Company's condensed consolidated balance sheets. Related interest expense is recognized in other expense, net in the condensed consolidated statements of operations using the effective interest method. See Note 14, "Stockholders' Deficit" for further details and outstanding balances regarding Class B common stock warrants.
The balances in long-term debt as of January 31, 2026 consisted of the following (in thousands):

As of January 31,
2026
Principal	$134,889
Less: unamortized debt issuance costs	(8,395)
Net carrying amount	$126,494
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company's ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of the Company's capital stock, make certain investments or enter into transactions with affiliates. In addition, the Company is required to comply with a minimum annualized recurring revenue covenant, (as defined by the credit facility) tested quarterly. The credit facility defines annualized recurring revenue as four times the Company's aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which the Company was advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. The Company is also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, could result in an event of default under the loan agreement. If an event of default has occurred and the Company is unable to obtain a waiver, any outstanding principal, interest and fees could become immediately due and payable. The Company was in compliance with the covenant terms of the credit facility on January 31, 2026. As of April 30, 2026, the Company was not in compliance with the minimum annualized recurring revenue covenant, and as of July 31, 2026 the Company remained out of compliance with that covenant. The Company is in compliance with its minimum trailing 12-month consolidated EBITDA covenant. This noncompliance gives the lenders the right to accelerate repayment, and the Company has not obtained a waiver or amendment that cures the noncompliance or extends the repayment date by more than twelve months from the balance sheet date. As a result, the related long-term debt and associated Second PIK amendment fee continue to be classified as current liabilities. As described below, the Company subsequently entered into a forbearance agreement with its lenders with respect to this noncompliance.

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
12. Debt (Continued)

The balances in current debt as of July 31, 2026 consisted of the following (in thousands):

As of July 31,
2026
Principal	$138,342
Less: unamortized debt issuance costs	(9,739)
Net carrying amount	128,603
Carrying value of second PIK amendment fee	8,637
Current debt	$137,240

Effective June 12, 2026, the Company entered into a forbearance agreement with its lenders and agents, under which the lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance described above and certain other specified and anticipated defaults during a forbearance period. The forbearance agreement does not waive the underlying defaults and does not change the stated interest rate, principal, or the maturity of the term loan. The forbearance period ends on the earliest of specified events, including the Company's failure to enter into a definitive agreement for a sale of the Company by July 31, 2026, the failure to consummate such a transaction by November 30, 2026, the failure to maintain $10.0 million of unrestricted cash on a consolidated basis deposited in pledged accounts located in the United States, and the occurrence of other events of default. The forbearance agreement also requires the net proceeds of a qualifying sale transaction to be applied to repay the term loan in full. Upon expiration of the forbearance period the lenders may exercise their rights and remedies, including acceleration.

On July 22, 2026, prior to the July 31, 2026 deadline described above, the Company entered into a definitive asset purchase agreement for a qualifying sale transaction. As a result, the forbearance period is anticipated to continue to its November 30, 2026 date. See Note 3, "Assets and Liabilities Held for Sale" for further details regarding the Asset Sale.

The Company evaluated the forbearance agreement and concluded that it represented a modification, rather than an extinguishment, of the term loan. Accordingly, no gain or loss was recognized. In connection with the forbearance agreement, the Company paid fees of approximately $5.9 million in cash upon effectiveness, of which, $5.8 million was paid to lenders and is being referred to as the "Forbearance Fee." The Forbearance Fee was recorded as an increase to debt issuance costs against the carrying amount of the term loan and is recognized over the remaining life of the debt. As a result of the modification, the maturity date of the debt was adjusted to be November 30, 2026, which is the earliest date at which the lenders would be able to call the debt. All remaining debt issuance costs, along with the Second PIK Amendment Fee, are being amortized over this period.

The Company incurred interest expense of $5.1 million and $7.4 million for the three months ended July 31, 2025 and 2026, respectively, and $9.9 million and $12.3 million for the six months ended July 31, 2025 and 2026, respectively.
13. Commitments and Contingencies
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
Warranties and Indemnification
The Company’s subscription services are generally warranted to perform materially in accordance with the terms of the applicable customer service order under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Commitments and Contingencies (Continued)
property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.
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
14. Stockholders' Deficit
Preferred Stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of January 31, 2026 and July 31, 2026, no shares of preferred stock were issued and outstanding.
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
At January 31, 2026 and July 31, 2026, there were 3,263,659 shares of Class A common stock authorized, issued and outstanding.
At January 31, 2026 and July 31, 2026, there were 500,000,000 shares of Class B common stock authorized. At January 31, 2026 and July 31, 2026, there were 39,186,549 and 43,772,502 shares of Class B common stock issued and outstanding, respectively.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Stockholders' Deficit (Continued)
Class B Common Stock Warrants
In connection with a line of credit signed in July 2016, the Company issued warrants to purchase 3,333 shares of its Class B common stock, which were exercisable at $34.35 per share. These warrants expired in July 2026 and were no longer outstanding as of July 31, 2026.
In connection with the credit facility, the Company issued warrants to purchase shares of Class B common stock. As of July 31, 2026, there were 1,211,954 shares of Class B common stock subject to issuance under outstanding warrants, which are exercisable at $0.01 per share. These warrants have expiration dates in 2028.
15. Equity Incentive Plans
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
The number of shares available for issuance under the 2018 Plan includes an annual increase on the first day of each fiscal year equal to the least of: (1) 3,500,000 shares; (2) 5% of the outstanding shares of Class A and Class B common stock as of the last day of the immediately preceding fiscal year; and (3) such other amount as the Company's board of directors may determine no later than the last day of the immediately preceding year. During the six months ended July 31, 2026, the number of shares available for grant under the 2018 Plan was increased by 2,122,510 shares. As of July 31, 2026, there were 245,883 shares available for grant under the 2018 Plan.
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
The Company recognized stock-based compensation expense related to its equity incentive plans as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Cost of revenue:
Subscription	$947	$562	$1,617	$1,378
Professional services and other	511	272	789	696
Sales and marketing	3,864	1,944	8,265	7,991
Research and development	4,206	2,578	9,108	5,724
General and administrative	3,700	3,684	8,686	8,015
Other expense, net	—	—	218	—
Total	$13,228	$9,040	$28,683	$23,804

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Equity Incentive Plans (Continued)
Stock Options
Stock options typically vest over a four-year period and have a term of ten years from the date of grant. There were no stock options granted during the three and six months ended July 31, 2025 and the three and six months ended July 31, 2026.
The following table sets forth the outstanding common stock options and related activity for the six months ended July 31, 2026:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	35,285	$27.68	0.7	$—
Expired	(2,076)	$27.65
Outstanding as of July 31, 2026	33,209	$27.68	0.3	$—
The aggregate intrinsic value of options exercised was $0 million during both the three and six months ended July 31, 2025 and 2026, as there were no options exercised during either the three and six months ended July 31, 2025 and 2026. The intrinsic value represents the excess of the market closing price of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of July 31, 2026 is based on the market closing price of the Company's Class B common stock on that date.

As of July 31, 2026, all outstanding stock options were vested and exercisable and stock-based compensation expense related to all outstanding stock options has been recognized.
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
15. Equity Incentive Plans (Continued)
requisite service period and expire on the four-year anniversary of the grant date. In the event that the stock price hurdle is not met for any given tranche within four years of the grant date, those respective awards are forfeited entirely.
The details of this award are summarized as follows:

	Minimum Time Vest	Number of Shares	Stock Price Hurdle	Grant Date Fair Value	Requisite Service (in years)
Tranche 1	One-year anniversary of grant date	150,000	$20.00	$13.13	1.00
Tranche 2	One-year anniversary of grant date	150,000	25.00	12.31	1.00
Tranche 3	One-year anniversary of grant date	75,000	35.00	10.90	1.47
Tranche 4	One-year anniversary of grant date	75,000	45.00	9.73	1.97
The following table sets forth the outstanding RSUs and related activity for the six months ended July 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2026	6,042,429	$11.22
Granted	4,857,629	$3.13
Vested	(5,533,297)	$5.22
Canceled	(574,853)	$11.30
Outstanding as of July 31, 2026	4,791,908	$9.93
As of July 31, 2026, there was $37.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

Pursuant to the Purchase Agreement dated July 22, 2026, the Company is permitted to accelerate the vesting of any Company equity awards outstanding as of the date of the Purchase Agreement, effective as of immediately prior to closing, subject to the employee's continuous service to the Company at the date of acceleration. On August 11, 2026, the Company's Compensation Committee approved the accelerated vesting of RSUs as of the closing date held by employees, who are not party to Change in Control Severance Agreements that would have otherwise vested through March 20, 2027. As a result, approximately 1.0 million shares of the Company's Class B common stock will vest upon the acceleration.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors adopted the ESPP. The number of shares of Class B common stock available for issuance under the ESPP increases on the first day of each fiscal year equal to the least of: (1) 1,050,000 shares of Class B common stock, (2) 1.5% of the outstanding shares of Class A and Class B common stock of the Company on the last day of the immediately preceding fiscal year, and (3) such other amount as the administrator of the ESPP may determine on or before the last day of the immediately preceding year. During the six months ended July 31, 2026, the number of shares available under the ESPP was increased by 636,753 shares. As of July 31, 2026, there were 1,361,993 shares available under the ESPP.
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

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Equity Incentive Plans (Continued)
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
As of July 31, 2026, a total of approximately 185,147 shares were issuable to employees based on estimated shares available and contribution elections made under the ESPP. Estimated shares available were estimated assuming that the plan will be increased by an amount approximating 1.5% of shares outstanding as of January 31, 2026. As of July 31, 2026, total unrecognized stock-based compensation related to the ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Subsequent to July 31, 2026, the board of directors approved the current ESPP purchase period to end on September 1, 2026. Amounts deducted and accumulated by the participant were used to purchase 0.1 million shares of Class B common stock on this date. As of September 1, 2026, the plan is suspended and no re-enrollment will take place for a new offering period.
16. Income Taxes
The Company calculated the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company's tax expense was $0.2 million and $0.1 million for the three months ended July 31, 2025 and 2026, respectively, and $0.4 million and $0.5 million for the six months ended July 31, 2025 and 2026, respectively. The income tax for these periods was primarily attributable to foreign and state taxes.
For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions.
17. Net Loss Per Share
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
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,
	2025		2026
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,842)	$(21,090)	$(682)	$(8,935)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	37,379	3,264	42,736
Net loss per share, basic and diluted	$(0.56)	$(0.56)	$(0.21)	$(0.21)

Domo, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
17. Net Loss Per Share (Continued)

	Six Months Ended July 31,
	2025		2026
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(3,328)	$(37,656)	$(1,736)	$(22,051)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,264	36,932	3,264	41,465
Net loss per share, basic and diluted	$(1.02)	$(1.02)	$(0.53)	$(0.53)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Restricted stock units	1,692	568	1,483	488
Employee stock purchase program	8	—	43	14
Common stock warrants	1,211	1,208	1,211	1,209
	2,911	1,776	2,737	1,711

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
•our ability to satisfy the conditions to, and consummate the transactions contemplated by the Purchase Agreement, including the receipt of required regulatory approvals, on the anticipated timeline or at all;
•the risk that the Purchase Agreement may be terminated in circumstances requiring us to pay Progress a termination fee of $13.5 million;
•our ability to maintain relationships with our employees, customers, licensees, and other business partners during the pendency of the transactions contemplated by the Purchase Agreement;
•disruptions to our business, including diversion of management attention, resulting from the pendency of the Purchase Agreement;
•our plans for the use of the net cash proceeds from the transactions contemplated by the Purchase Agreement, including our ability to complete the intended use of such proceeds;
•our ability to preserve our net operating loss carryforwards and other tax attributes, including the effectiveness of our Tax Benefits Preservation Plan in deterring an “ownership change” under Section 382 of the Internal Revenue Code;
•our expectations regarding our status and operations as a public company following the closing of the transactions contemplated by the Purchase Agreement, including any change in our corporate name and trading symbol;
•the impact of the forbearance agreement with our lenders under our credit facility, and the risk of default or acceleration of our indebtedness, pending the closing of the transactions contemplated by the Purchase Agreement;
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
We primarily offer our platform, which customers can adopt in whole or in part, as a consumption-based service, which includes consumption-based agreements and enterprise-wide agreements (ELAs) with unlimited users and a data cap. Customers with consumption-based agreements have an annual purchase commitment based on estimated usage, utilizing a tiered pricing structure, which is paid upfront. Historically, we also offered subscription-based agreements, under which subscription fees are based upon the chosen Domo package which includes tier-based platform capabilities or usage. As of the end of our most recent fiscal quarter, 91% of our annual recurring revenue (ARR) was utilizing the platform as a consumption-based service.

As of July 31, 2026, 77% of our customers were under multi-year contracts on a dollar-weighted basis, compared to 76% of customers as of January 31, 2026. The high percentage revenue from multi-year contracts, among both new and existing customers, has enhanced the predictability of our subscription revenue, which includes both subscription-based and consumption-based agreements. We typically invoice our customers annually in advance for subscriptions to our platform.

Remaining performance obligations (RPO) represents the remaining amount of revenue we expect to recognize from existing non-cancelable contracts, whether billed or unbilled. As of July 31, 2025 and 2026, total RPO was $430.9 million and $410.8 million, respectively. The amount of RPO expected to be recognized as revenue in the next twelve months was $236.4 million and $231.5 million as of July 31, 2025 and 2026, respectively.
We had total revenue of $79.7 million and $76.8 million for the three months ended July 31, 2025 and 2026, respectively. For the six months ended July 31, 2025 and 2026, we had total revenue of $159.8 million and $156.2 million, respectively. For the six months ended July 31, 2025 and 2026, no single customer accounted for more than 10% of our total revenue, nor did any single organization when accounting for multiple subsidiaries or divisions which may have been invoiced separately. Revenue from customers with billing addresses in the United States comprised 80% and 79% or our total revenue for the three months ended July 31, 2025 and 2026, respectively.
We have incurred significant net losses since our inception, including net losses of $22.9 million and $9.6 million for the three months ended July 31, 2025 and 2026, respectively, and had an accumulated deficit of $1,570.7 million at July 31, 2026.
Impact of Macroeconomic Conditions
Prevailing macroeconomic conditions have elongated the software sales cycle, increased deal scrutiny and made renewal discussions more challenging. These conditions may continue to impact our business and those of our customers in a manner that we may not be able to quantify or isolate from other drivers of our performance, and may negatively impact our revenue growth in the near term. Ongoing concerns about the health of the U.S. and global economies may cause certain of our current and potential customers to reduce or delay technology spending or seek payment or other concessions from us. These conditions, along with the ongoing uncertainty in the SaaS sector, may materially and negatively impact our operating results, financial condition and prospects. In response to these dynamics, we have taken and intend to continue to take steps to better align our sales team and focus on controlling costs.
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
As of July 31, 2026, we had over 2,300 customers. Enterprise customers accounted for 44% of our revenue for both the three and six months ended July 31, 2025 and 2026. To drive growth among both our enterprise and corporate customers, we intend to further develop our partner ecosystem by establishing agreements with more software resellers, systems integrators and other partners to provide broader customer and geographic coverage. We believe we are underpenetrated in the overall market and have significant opportunity to expand our customer base over time.
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
An important metric that we use to evaluate our performance in retaining customers is gross retention rate. We calculate our gross retention rate by taking the dollar amount of annual contract value (ACV) that renews in a given period divided by the ACV that was up for renewal in that same period. The ACV of multi-year contracts is also considered in the calculation based on the period in which the annual anniversary of the contract falls. Our trailing twelve month gross retention rate was 85% and 86% as of July 31, 2025 and 2026, respectively. Our gross retention has been affected in part due to macroeconomic conditions and challenging renewals from customers with COVID-19 use cases of our platform.
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
Sales and marketing expense as a percentage of total revenue was 44% for the three months ended July 31, 2025 compared to 38% for the three months ended July 31, 2026.
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
Research and development expense as a percentage of total revenue was 24% for the three months ended July 31, 2025 compared to 23% for the three months ended July 31, 2026.
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
The following table sets forth our billings for the three and six months ended July 31, 2025 and 2026:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Billings (in thousands)	$70,333	$61,043	$134,236	$121,473

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
Total Other Expense, Net
Total other expense, net consists of remeasurement of warrant liability, and other expense, net. Other expense, net consists primarily of interest expense related to long-term debt. It also includes the effect of exchange rates on foreign currency transaction gains and losses, foreign currency gains and losses upon remeasurement of intercompany balances, and interest income. The transactional impacts of foreign currency are recorded as foreign currency losses (gains) in the consolidated statements of operations.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026

Revenue:	(in thousands)
Subscription	$72,730	$70,360	$144,119	$140,137
Professional services and other	6,988	6,423	15,710	16,049
Total revenue	79,718	76,783	159,829	156,186
Cost of revenue:
Subscription(1)	14,143	11,409	27,930	25,134
Professional services and other(1)	5,932	6,151	12,813	13,286
Total cost of revenue	20,075	17,560	40,743	38,420
Gross profit	59,643	59,223	119,086	117,766
Operating expenses:
Sales and marketing(1)(3)	35,300	28,865	74,961	66,448
Research and development(1)	18,952	17,759	38,913	36,407
General and administrative(1)(2)	12,642	14,988	26,809	28,265
Total operating expenses	66,894	61,612	140,683	131,120
Loss from operations	(7,251)	(2,389)	(21,597)	(13,354)
Other expense, net:
Remeasurement of warrant liability	(10,441)	(259)	(9,283)	1,824
Other expense, net(1)	(5,006)	(6,841)	(9,679)	(11,771)
Total other expense, net	(15,447)	(7,100)	(18,962)	(9,947)
Loss before income taxes	(22,698)	(9,489)	(40,559)	(23,301)
Provision for income taxes	234	128	425	486
Net loss	$(22,932)	$(9,617)	$(40,984)	$(23,787)
________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026

Cost of revenue:		(in thousands)
Subscription	$947	$562	$1,617	$1,378
Professional services and other	511	272	789	696
Sales and marketing	3,864	1,944	8,265	7,991
Research and development	4,206	2,578	9,108	5,724
General and administrative	3,700	3,684	8,686	8,015
Other expense, net	—	—	218	—
Total	$13,228	$9,040	$28,683	$23,804
(2)Includes amortization of certain intangible assets of $0.2 million and $0.1 million for the three months ended July 31, 2025 and 2026, respectively, and $0.3 million and $0.3 million for the six months ended July 31, 2025 and 2026, respectively.

(3)     Includes transaction-related costs of $5.0 million for the three and six months ended July 31, 2026.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Revenue:
Subscription	91%	92%	90%	90%
Professional services and other	9	8	10	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	15	17	16
Professional services and other	7	8	8	9
Total cost of revenue	25	23	25	25
Gross margin	75	77	75	75
Operating expenses:
Sales and marketing	44	38	48	43
Research and development	24	23	24	23
General and administrative	16	19	17	18
Total operating expenses	84	80	89	84
Loss from operations	(9)	(3)	(14)	(9)
Other expense:
Remeasurement of warrant liability	(13)	—	(6)	1
Other expense, net	(5)	(9)	(6)	(8)
Total other expense	(18)	(9)	(12)	(7)
Loss before income taxes	(27)	(12)	(26)	(16)
Provision for income taxes	—	—	—	—
Net loss	(27)%	(12)%	(26)%	(16)%

Discussion of the Three Months Ended July 31, 2025 and 2026
Revenue

	Three Months Ended July 31,
	2025	2026	$ Change	% Change
		(in thousands)
Revenue:
Subscription	$72,730	$70,360	$(2,370)	(3)%
Professional services and other	6,988	6,423	(565)	(8)
Total revenue	$79,718	$76,783	$(2,935)	(4)
Percentage of revenue:
Subscription	91%	92%
Professional services and other	9	8
Total	100%	100%

Subscription revenue decreased primarily due to a $8.3 million net decrease from existing customers, partially offset by a $5.9 million increase from new customers. Our total customer count decreased from July 31, 2025 to July 31, 2026. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. Professional services and other revenue decreased primarily due to the delivery of certain other contracts recognized in the prior year quarter.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2025	2026	$ Change	% Change
		(in thousands)
Cost of revenue:
Subscription	$14,143	$11,409	$(2,734)	(19)%
Professional services and other	5,932	6,151	219	4
Total cost of revenue	$20,075	$17,560	$(2,515)	(13)
Gross profit	$59,643	$59,223	$(420)	(1)
Gross margin:
Subscription	81%	84%
Professional services and other	15	4
Total gross margin	75	77
The decrease in subscription cost of revenue was primarily due to a $2.1 million decrease in our third-party web hosting services, partially as a result of a one-time credit received and a $1.2 million decrease in employee-related costs, partially offset by other minor increases.
The increase in professional services and other cost of revenue was primarily due to a $0.2 million increase in employee-related costs.
Subscription gross margin increased primarily due to a decrease in costs related to third-party web hosting services.
Services gross margin declined primarily due to the delivery of certain other high-margin contracts recognized in the prior year quarter and an increase in outsourced services during the three months ended July 31, 2026.
Operating Expenses

	Three Months Ended July 31,
	2025	2026	$ Change	% Change
		(in thousands)
Operating expenses:
Sales and marketing	$35,300	$28,865	$(6,435)	(18)%
Research and development	18,952	17,759	(1,193)	(6)
General and administrative	12,642	14,988	2,346	19
Total operating expenses	$66,894	$61,612	$(5,282)	(8)
Percentage of revenue:
Sales and marketing	44%	38%
Research and development	24	23
General and administrative	16	19
Sales and marketing expenses decreased primarily due to a $2.9 million decrease in employee-related costs, driven by lower stock-based compensation and lower headcount. Marketing expense decreased by $2.5 million, primarily due to a decrease in demand generation. Our sales and marketing expense as a percentage of revenue decreased from 44% to 38%.
Research and development expenses decreased primarily due to a $2.1 million decrease in employee-related costs, partially offset by a $1.1 million increase in software costs. Our research and development costs decreased as a percentage of revenue from 24% to 23%.
General and administrative expenses increased primarily due to a $4.1 million increase in professional and legal fees, primarily driven by a $5.0 million increase in transaction-related costs. This was partially offset by a $0.5 million decrease in travel-related costs, a $0.2 million decrease in employee related costs, a $0.2 decrease in contract labor, and other minor decreases. Our general and administrative expenses increased as a percentage of revenue from 16% to 19%.
Total Other Expense, Net

	Three Months Ended July 31,
	2025	2026	$ Change	% Change
		(in thousands)
Other expense, net:
Remeasurement of warrant liability	$(10,441)	$(259)	$10,182	98%
Other expense, net	(5,006)	(6,841)	(1,835)	(37)
Total other expense, net	$(15,447)	$(7,100)	$8,347	54

Remeasurement of warrant liability increased due to a revaluation of warrant liability, which resulted in a $10.2 million net change during the three months ended July 31, 2026.

Other expense, net increased primarily due to a $2.2 million increase in interest expense related to the increased amortization from the Forbearance Fee and accelerated amortization period arising from the debt modification.

We expect interest expense to increase in the near term due to an increasing principal balance and as a result of the June 2026 modification to the credit facility and related amortization of the forbearance fee over its remaining life.
Income Taxes

	Three Months Ended July 31,
	2025	2026	$ Change	% Change
		(in thousands)
Provision for income taxes	$234	$128	$(106)	(45)%
Income taxes decreased primarily due to lower taxable income from our international subsidiaries during the three months ended July 31, 2026.
Discussion of the Six Months Ended July 31, 2025 and 2026
Revenue

	Six Months Ended July 31,
	2025	2026	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$144,119	$140,137	$(3,982)	(3)%
Professional services and other	15,710	16,049	339	2
Total revenue	$159,829	$156,186	$(3,643)	(2)
Percentage of revenue:
Subscription	90%	90%
Professional services and other	10	10
Total	100%	100%
The decrease in subscription revenue was primarily due to a $12.5 million net decrease from existing customers, partially offset by a $8.5 million increase from new customers. Our total customer count decreased from July 31, 2025 to July 31, 2026. For the purposes of this comparison, new customers are defined as those added since the end of the prior year quarter, and revenue from existing customers is presented net of churn. The decrease in professional services and other revenue was primarily due to the delivery of certain other contracts recognized in the prior year quarter.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2025	2026	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$27,930	$25,134	$(2,796)	(10)%
Professional services and other	12,813	13,286	473	4
Total cost of revenue	$40,743	$38,420	$(2,323)	(6)
Gross profit	$119,086	$117,766	$(1,320)	(1)
Gross margin:
Subscription	81%	82%
Professional services and other	18	17
Total gross margin	75	75
The decrease in cost of subscription revenue was primarily due to a $2.7 million decrease in expense related to third-party web hosting services, partially as a result of a one-time credit received during the period.
Cost of professional services and other revenue decreased primarily due to an increase in employee-related costs, partially offset by a decrease in outsourced services.
Subscription gross margin improved primarily due to a decrease in third-party web hosting costs. Professional services and other gross margin declined slightly primarily due to a lower amount of revenue recognized from the delivery of custom apps and an increase in outsourced services during the six months ended July 31, 2026.
Operating Expenses

	Six Months Ended July 31,
	2025	2026	$ Change	% Change

	(in thousands)
Operating expenses:
Sales and marketing	$74,961	$66,448	$(8,513)	(11)%
Research and development	38,913	36,407	(2,506)	(6)
General and administrative	26,809	28,265	1,456	5
Total operating expenses	$140,683	$131,120	$(9,563)	(7)
Percentage of revenue:
Sales and marketing	48%	43%
Research and development	24	23
General and administrative	17	18
Sales and marketing expenses decreased primarily due to a $4.9 million decrease in commission expense, partially driven by certain commissions paid out in the form of fully vested restricted stock units (RSUs) during the current period and also due in part to lower commissions. The decrease in commission expense is partially offset within employee-related costs where the expense for those fully-vested RSUs are included in stock-based compensation; however, employee-related costs had a net increase of $0.6 million due to other decreases in stock-based compensation. Marketing expense decreased by $3.7 million, driven by lower demand generation.
Research and development expenses decreased primarily due to a $4.1 million decrease in employee-related costs, driven by lower stock-based compensation. This was partially offset by a $1.5 million increase to software costs and a $1.5 million decrease in capitalized software (increases expense). During the period, a $0.9 million benefit was recognized related to an insurance recovery (decreases expense).
General and administrative expenses increased primarily due to a $4.3 million increase in professional and legal fees, driven by $5.0 million of transaction-related costs. This was partially offset by a $0.9 million increase in travel costs and various other minor decreases.
Total Other Expense, Net

	Six Months Ended July 31,
	2025	2026	$ Change	% Change

	(in thousands)
Remeasurement of warrant liability	$(9,283)	$1,824	$11,107	120
Other expense, net	(9,679)	(11,771)	(2,092)	(22)
Total other expense, net	$(18,962)	$(9,947)	$9,015	48
Remeasurement of warrant liability increased due to a revaluation of warrant liability, which resulted in a $11.1 million net change during the six months ended July 31, 2026.
Other expense, net increased primarily due to a $2.4 million increase in interest expense related to the increased amortization from the Forbearance Fee and accelerated amortization period arising from the debt modification.
Income Taxes

	Six Months Ended July 31,
	2025	2026	$ Change	% Change

	(in thousands)
Provision for income taxes	$425	$486	$61	14%
Income taxes increased primarily due to higher taxable income from our international subsidiaries during the six months ended July 31, 2026.
Liquidity and Capital Resources
As of July 31, 2026, we had $25.1 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash and money market funds. We have a $125.3 million credit facility, all of which had been drawn as of July 31, 2026.
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
As of July 31, 2026, we were not in compliance with the minimum annualized recurring revenue covenant under our credit facility. As a result, the lenders have the right to accelerate repayment of the $138.3 million of principal and related fees, and we have classified the related term loan and fees as a current liability as of July 31, 2026. Our cash and cash equivalents of $25.1 million as of July 31, 2026 would not be sufficient to repay the term loan upon any such acceleration. As a result, substantial doubt exists about our ability to continue as a going concern.
In connection with the covenant noncompliance described above, the Company entered into a forbearance agreement with its lenders, under which the lenders agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults during a limited forbearance period, subject to certain conditions. The forbearance does not waive the underlying default and does not change the classification of the term loan, which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration. See Note 12, "Debt," for further details.

The forbearance period is contingent on the Company's pursuit and completion of a potential transaction, including the Company's entry into a definitive purchase agreement by July 31, 2026 and the completion of a transaction no later than November 30, 2026.
On July 22, 2026, the Company entered into a definitive Purchase Agreement with Progress for the Asset Sale. The transaction was unanimously approved by the Company's board of directors and by the holders of a majority of the voting power of the Company's outstanding capital stock, who delivered a written consent adopting the Purchase Agreement on July 22, 2026. No further approval of the Company's stockholders is required to complete the transaction. Completion of the transaction remains subject to the satisfaction or waiver of certain closing conditions, as set forth in the Purchase Agreement. The Purchase Agreement contains no financing condition. The transaction is expected to close by the end of September 2026 and no later than November 30, 2026.
Management's plans to mitigate the going concern condition described above are focused on completing the Asset Sale. The execution of the Asset Sale depends on factors outside the Company's control, and there can be no assurance that any of these plans will be entered into or completed on acceptable terms, or at all. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company's ability to continue as a going concern. See Note 1, "Liquidity and Going Concern," to our condensed consolidated financial statements. If we are unable to obtain sufficient liquidity, the lenders could accelerate our indebtedness and foreclose on our assets, and our business, financial condition and ability to continue operations would be materially and adversely affected.

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
Credit Facility
We have a credit facility that permits up to $125.3 million in term loan borrowings, all of which had been drawn as of July 31, 2026. The credit facility is secured by substantially all of our assets.
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
The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of July 31, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2026, the cash interest rate was approximately 6.6%.

In addition to the 6.6% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, make material changes to the nature, control or location of the business, merge with or acquire other entities, incur indebtedness or encumbrances, make distributions to holders of our capital stock, make certain investments or enter into transactions with affiliates. In addition, we are required to comply with a minimum annualized recurring revenue covenant (as defined by the credit facility), tested quarterly. The credit facility defines annualized recurring revenue as four times our aggregate revenue for the immediately preceding quarter (net of recurring discounts and discounts for periods greater than one year) less the annual contract value of any customer contracts pursuant to which we were advised during such quarter would not be renewed at the end of the current term plus the annual contract value of existing customer contract increases during such quarter. We are also required to comply with a minimum trailing 12-month consolidated EBITDA covenant (as defined by the credit facility), which is tested quarterly, and adhere to a monthly minimum liquidity covenant (as defined by the credit facility) that requires unrestricted cash on a consolidated basis of $25.0 million deposited in pledged accounts located in the United States. Noncompliance with these covenants, or the occurrence of certain other events specified in the credit facility, constitutes an event of default under the loan agreement, upon which the lenders may declare any outstanding principal, interest and fees immediately due and payable. We were in compliance with the covenant terms of the credit facility on January 31, 2026. As of July 31, 2026, we were not in compliance with the minimum annualized recurring revenue covenant and we have not obtained a waiver. As a result, we have classified the outstanding term loan as a current liability as of April 30, 2026 and we continued to classify it as a current liability as of July 31, 2026. See Note 1, "Liquidity and Going Concern," and Note 12, "Debt," to our condensed consolidated financial statements.
Historical Cash Flow Trends

	Six Months Ended July 31,
	2025	2026

	(in thousands)
Net cash provided by (used in) operating activities	$7,319	$(1,212)
Net cash used in investing activities	(5,276)	(3,530)
Net cash used in financing activities	(1,353)	(12,786)
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
Net cash used in operating activities during the six months ended July 31, 2026 consisted of $163.9 million of cash outflows, exceeding cash collected from customers of $162.7 million. Significant components of cash outflows included $83.2 million for personnel costs and $43.8 million for marketing programs and events, third-party costs to provide our platform and outsourced professional services, and other operating expenditures.
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
Net cash used in investing activities during the six months ended July 31, 2026 consisted primarily of $3.3 million of capitalized development costs related to internal-use software and $0.2 million of purchased property and equipment.

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
Net cash used in financing activities for the six months ended July 31, 2026 consisted primarily of a $5.8 million payment of a debt forbearance fee, $3.8 million of payments on short-term payable financing, and $3.4 million used to repurchase shares for tax withholdings on vesting of restricted stock. These were partially offset by $0.3 million of proceeds from shares issued in connection with our employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K. See Note 2, "Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our significant accounting policies.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate, foreign currency exchange rate, and inflation sensitivities as follows:
Interest Rate Risk
As of July 31, 2026, we had $25.1 million of cash and cash equivalents, which were held for working capital purposes. Our cash and cash equivalents consist primarily of cash, money market funds, and certificates of deposit. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We have a credit facility that permits us to incur up to $125.3 million in term loan borrowings, all of which had been drawn as of July 31, 2026. As of July 31, 2026 the term loan maturity date was August 19, 2028. The credit facility requires interest-only payments on a portion of the accrued interest until the maturity date. This payable portion of the interest that accrues on the outstanding principal of the term loan is due in cash on a monthly basis, which, as of July 31, 2026, accrued at a floating rate equal to the greater of (1) 8.0% and (2) Adjusted Term SOFR. Adjusted Term SOFR is defined as the greater of (a) 2.5% and (b) Term SOFR. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the greater of (1) 7.0% and (2) the Alternate Base Rate plus 2.75% per year. The Alternate Base Rate is defined as the greatest of (a) the Prime Rate (b) Federal Funds Effective Rate plus 0.5% and (c) Adjusted Term SOFR plus 1.0%. The Federal Funds Effective rate is defined as the rate published by the Federal Reserve System as the overnight rate, or, if such rate is not so published, the average of the quotations for the day for such transaction received by Administrative Agent from three Federal funds brokers. As of July 31, 2026, the cash interest rate was approximately 6.6%. In addition to the 6.6% cash interest rate, a fixed rate equal to 5.0% per year accrues on the outstanding principal of the term loan. This capitalized portion of the interest is added to the principal amount of the outstanding term loan on a monthly basis and is due upon maturity.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. At July 31, 2026, we had total debt outstanding with a carrying amount of $137.2 million, which approximates fair value. A hypothetical change in interest rates of 100 basis points after July 31, 2026 would not have a material impact on the fair value of our outstanding debt, even at the borrowing limit, or in the returns on our cash.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity. See Note 13, "Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our legal proceedings.
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
Risks Related to the Proposed Transaction with Progress
We have entered into a definitive Asset Purchase Agreement to sell substantially all of our assets, and the failure to complete this transaction, or delays in closing this transaction, could have an adverse effect on our business, results of operations and financial condition.
In February 2026, we announced that our board of directors initiated a formal process to explore strategic alternatives to maximize shareholder value. On July 22, 2026, we entered into an Asset Purchase Agreement (Purchase Agreement) with Progress Software Corporation (Progress), pursuant to which Progress agreed to acquire substantially all of our assets and assume certain liabilities for $400 million in cash (Asset Sale). We cannot provide assurance that the Asset Sale will be completed on the timeline currently anticipated or at all. Concurrently with the execution and delivery of the Purchase Agreement, Progress entered into a Voting and Support Agreement (Support Agreement) with stockholders of the Company holding sufficient voting power to approve the transaction under applicable law and the Company’s organizational documents (Majority Stockholders), pursuant to which the Majority Stockholders agreed, among other things, to execute and deliver a written consent approving and adopting the Purchase Agreement and the transactions thereunder and to comply with certain transfer and other restrictions with respect to their shares of our common stock, in each case subject to the terms and conditions of the Support Agreement. The closing of the Asset Sale is also subject to satisfaction or waiver of certain customary conditions.
The Purchase Agreement includes customary “no-shop” restrictions, subject to an exception permitting our board of directors to consider unsolicited competing proposals, which means the Asset Sale could still be superseded, delayed, or disrupted by a competing bid. The Purchase Agreement also provides for a downward adjustment to the $400 million purchase price if the cash acquired by Progress at closing is below a specified $25.0 million threshold, and requires us to pay Progress a termination fee of $13.5 million if the Purchase Agreement is terminated under specified circumstances, including our termination following an uncured breach that prevents closing by November 30, 2026, or in connection with a competing proposal. The pursuit of the Asset Sale or any other such strategic transactions could involve risks to our operations and financial results, whether or not such transaction is ultimately consummated. Such risks could include:
•Diversion of management’s attention away from our business;
•Significant transaction costs (potentially including any termination fees), which may or may not be recovered in the future and which may be incurred even if such strategic transaction fails to close or is otherwise unsuccessful;
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
Following the closing of the Asset Sale, we will no longer have an operating business, and our future success will depend on our ability to identify a use of the proceeds from the Asset Sale.
If we complete the Asset Sale, we will sell substantially all of our operating assets and will retain, among other things, cash proceeds from the Asset Sale and our net operating loss carryforwards (NOLs) and certain other tax attributes. We do not intend to liquidate following the closing, and our board of directors will evaluate alternatives for the use of the cash proceeds from the Asset Sale. Those alternatives are currently expected to include using such cash proceeds to fund, at least in part, the acquisition of assets that will allow us to potentially derive a benefit from our NOLs and certain other tax attributes. There is no assurance that our board of directors will be able to identify, negotiate and complete any such transaction, or that any such transaction, if completed, will be successful. We may also incur substantial costs in connection with our efforts to identify and evaluate potential transactions, whether or not any such transaction is completed.
Our credit facility remains subject to a covenant breach and forbearance agreement, and if the Asset Sale is not completed or we fail to maintain compliance with the forbearance agreement, our lenders could accelerate our indebtedness.
We were not in compliance with the minimum annualized recurring revenue covenant under our secured credit facility as of April 30, 2026, which gives our lenders the right to accelerate approximately $137.2 million of outstanding principal and fees. Our lenders have not waived this default but have agreed to a forbearance, pursuant to which they have agreed to refrain from exercising remedies, subject to our satisfaction of certain conditions, including entry into a definitive agreement with respect to a strategic transaction and completion of that transaction within specified timeframes. If the Asset Sale is not completed on the anticipated timeline, if the forbearance agreement terminates or expires without replacement or extension, or if we otherwise fail to satisfy the conditions of the forbearance agreement, our lenders could declare all outstanding obligations under the credit facility immediately due and payable, which would have a material adverse effect on our liquidity and financial condition, and there is substantial doubt about our ability to continue as a going concern.
Our recently adopted Tax Benefits Preservation Plan is intended to protect our NOLs but may not prevent an ownership change, and it has anti-takeover effects that could adversely affect holders of our common stock.
On July 22, 2026, in light of the significance of our NOLs and other tax attributes following the Asset Sale, our board of directors adopted a Tax Benefits Preservation Plan (Preservation Plan) with Equiniti Trust Company, LLC, as rights agent, and declared a dividend of one preferred stock purchase right for each outstanding share of our Class A common stock and Class B common stock held of record as of the close of business on August 4, 2026. This protects against a possible limitation on the Company’s ability to use its NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The NOLs and certain other tax attributes are valuable assets to us, which may inure to the benefit of us and our stockholders. However, if we experience an “ownership change,” as defined in Section 382 of the Code, our ability to fully utilize the NOLs and certain other tax attributes will be substantially limited and the timing of the usage of the NOLs and other tax attributes could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of our stock owned by one or more of our “5-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Preservation Plan is intended to prevent such an “ownership change” by deterring any person or group, together with its affiliates and associates, from acquiring beneficial ownership of 4.9% (Specified Percentage) or more of our securities. The Preservation Plan is not expected to interfere with the Asset Sale or any other merger or business combination approved by our board of directors. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.
Risks Related to Our Financial Position and Capital Needs

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.
We incurred net losses of $41.0 million and $23.8 million for the six months ended July 31, 2025 and 2026, respectively, and had an accumulated deficit of $1,570.7 million at July 31, 2026. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
We expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and operating results will be adversely affected.
We intend to grow our business. If we cannot adequately train new employees, including our direct sales force, or if new employees are not as productive as quickly as we would like, sales may decrease or customers may lose confidence in the knowledge and capability of our employees. In addition, we may make direct investments in our international business, and increase the number of employees outside the United States. We must successfully manage growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.

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
Our business and operations may consume resources faster than we anticipate. We have incurred cumulative and recurring losses from operations since inception and had an accumulated deficit of $1,570.7 million as of July 31, 2026. We have also experienced negative or close to breakeven cash flows from operating activities, including cash provided by operating activities of $7.3 million and cash used in operating activities of $1.2 million for the six months ended July 31, 2025 and 2026, respectively. As of July 31, 2026, we had $25.1 million of cash and cash equivalents, which were held for working capital purposes. Additionally, no amounts were available to draw under our credit facility. Our need to raise additional capital or complete a potential transaction is heightened by our noncompliance with a financial covenant under our credit facility as of July 31, 2026 and the resulting substantial doubt about our ability to continue as a going concern, as described above.
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
We were not in compliance with a financial covenant under our secured credit facility as of April 30, 2026 and July 31, 2026, which gives our lenders the right to accelerate our indebtedness, and there is substantial doubt about our ability to continue as a going concern; although our lenders have not waived the underlying default, they have agreed to a forbearance subject to certain contingencies.
As of July 31, 2026, we were not in compliance with the minimum annualized recurring revenue covenant under our credit facility, which is secured by substantially all of our assets. This noncompliance gives our lenders the right to accelerate repayment of the $138.3 million of principal and related fees, and we have classified the related term loan and fees as current liabilities as of July 31, 2026. Our cash and cash equivalents of $25.1 million as of July 31, 2026 would not be sufficient to repay the term loan upon any such acceleration. As a result, substantial doubt exists about our ability to continue as a going concern, and our plans to address these conditions do not alleviate that doubt.
Our lenders have not waived the noncompliance, but have entered into a forbearance agreement with us under which they agreed to forbear from exercising their rights and remedies with respect to the noncompliance and certain other specified and anticipated defaults for a limited period that is subject to certain conditions, including our entry into a definitive purchase agreement by July 31, 2026 and the completion of a potential transaction no later than November 30, 2026. We satisfied the July 31, 2026 milestone by entering into the Purchase Agreement with Progress on July 22, 2026, as described above under “—We have entered into a definitive Asset Purchase Agreement to sell substantially all of our assets, and the failure to complete this transaction, or delays in its completion, could have an adverse effect on our business, results of operations and financial condition”; however, the forbearance remains conditioned on our completing the Asset Sale by November 30, 2026, and there can be no assurance that we will do so. The forbearance does not waive the underlying default and does not change the classification of the term loan, which remains a current liability, and upon its expiration the lenders may exercise their rights and remedies, including acceleration. See Note 12, "Debt" to our condensed consolidated financial statements, for further details.
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

In addition, taxation of cloud-based software is constantly evolving as many state and local jurisdictions consider the taxability of software services provided remotely. For example, California has recently amended its tax laws to subject certain retail sales of digital prewritten software, cloud-based applications, and software services to sales tax in California, effective January 1, 2027. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to use or purchase subscriptions to our platform in the future. Additionally, new, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could harm our business and operating results.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset its future taxable income. An ownership change under Section 382 of the Code could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. We have historically contracted third parties to perform a Section 382 analysis to evaluate limitations on our NOLs due to ownership changes, with the most recent analysis being through June 30, 2026. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state tax purposes. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state NOL carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOL carryforwards, even if we attain profitability.
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
Our pricing and subscription models have evolved over time and will continue to evolve in the future. While 91% of our annual recurring revenue is now utilizing the platform as a consumption-based service, it is relatively new to our business and therefore contains inherent risks. Revenue recognized for certain customers may be negatively impacted due to our consumption-based pricing model. For example, certain customers may end up using less data than originally contemplated in their initial consumption-based contract resulting in lower net retention in future years. Additionally, as we implement artificial intelligence tools on our platform, we may not be able to accurately predict customer demand of these tools, and if certain customers use these tools more than we anticipate, we may incur increased operational costs that may not be recovered in an appropriate timeframe. We believe our partner ecosystem will become increasingly important to our business as we continue its expansion. If our partners decide to internally adopt tools that we provide or find other ways that will reduce their need for our platform, such as by adopting artificial intelligence tools offered by our competitors in lieu of purchasing our services, that could result in lower volume of usage, which could adversely impact our financial performance. The success of our pricing model transition is subject to numerous variables, including, but not limited to, customer demand, renewal and expansion rates, our ability to capture upside from over-usage of volume in future contracts, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies and drive adoption of our platform, tax and accounting implications, pricing, and our costs. Moreover, changes in our pricing and subscription models subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Changes to our pricing and subscription models may also expose us to unexpected or unintended effects, including increased user dissatisfaction, reputational harm and difficulty obtaining or retaining customers. Further, large customers, which are the focus of our direct sales efforts, may demand greater price discounts. In an inflationary environment, our costs may increase and we may not be able to adjust our pricing models accordingly, which could adversely impact our financial performance.
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
Historically, we have generated a substantial majority of our revenue from customers inside the United States. For example, approximately 80% and 79% of our total revenue for the six months ended July 31, 2025 and 2026, respectively, was derived from sales within the United States. We continue to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:
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
•    unexpected changes in regulatory requirements or taxes;

•    actual or anticipated changes in international trade policies, including those resulting from tariffs, trade barriers and other trade regulations, as well as the actual or anticipated effect of such policies on us and our customers;
•    differing labor regulations, especially in the E.U., where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
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
•    political instability, terrorist activities or military conflicts (including Russia’s invasion of Ukraine and hostilities in the Middle East);
•    requirements to comply with foreign privacy, cybersecurity, and data protection laws and regulations and the risks and costs of noncompliance;
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

In the United States, various laws and regulations apply to the collection, disclosure, and other processing of certain types of data, including with respect to security measures used to protect such data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, security, and other processing of data. The laws and regulations relating to privacy and cybersecurity are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California in 2018 enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and became effective January 1, 2023. The CPRA amended and expanded the CCPA in numerous respects, including by expanding the CCPA’s private right of action. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have adopted such legislation that became effective in 2025, Indiana, Kentucky, and Rhode Island have adopted such legislation that has become effective in 2026, Alabama and Oklahoma have adopted such legislation that becomes effective in 2027; and Vermont has adopted such legislation that becomes effective in 2028. Broad federal privacy legislation has also been proposed. In 2025, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places restrictions on data transactions involving sensitive personal data and certain “Countries of Concern” and “Covered Persons” (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions). Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business. Aspects of these laws and regulations and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these or other new and evolving laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we process for our customers, or the loss, damage, unauthorized access to or acquisition of, or inadvertent release or exposure of customer data could cause our reputation to be harmed and result in claims against us, and customers may elect not to purchase or renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
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
Our Class A common stock has 40 votes per share, and our Class B common stock has one vote per share. Joshua G. James, our founder and chief executive officer, beneficially owns all of our outstanding shares of Class A common stock through Cocolalla, LLC, of which he is the managing member, and as of July 31, 2026, beneficially controlled approximately 76% of the voting power of our outstanding capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. James may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class B common stock.
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
The trading price of our Class B common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The following factors, in addition to other risks described in this report, may have a significant effect on our Class B common stock price:
•the pendency, terms or anticipated timing of the closing of the Asset Sale, including any failure to complete or delay in completing the Asset Sale;
•market perception of our prospects after the completion of the Asset Sale;
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
Further, we have been advised that Mr. James has pledged the shares of Class A common stock and Class B common stock beneficially owned by him to secure a loan with a financial institution, which loan has or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the Class B common stock goes below certain specified levels. Mr. James has informed the Company that he is negotiating an extension of the loan, including a partial pay down of the principal, with new lenders and that his existing lenders have extended the repayment deadline to allow for this refinancing. Although Mr. James has indicated his intention to sell other assets if necessary, shares of our common stock may need to be sold or otherwise transferred to meet these repayment requirements. Upon a default under such loan, the lenders could sell the pledged shares into the market. Sales or transfers of such shares to reduce the loan balance or by the lenders upon foreclosure are likely to adversely affect our stock price. Mr. James has also indicated to us that he may in the future from time to time refinance such indebtedness, enter into derivative transactions based on the value of our Class B common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities may adversely affect the price of our common stock. Mr. James has also indicated that he intends to (1) continue to beneficially own a majority of the Class A common stock that he currently beneficially owns and (2) continue to control at least a majority of the voting power of our company.

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Date	Filed Herewith
2.1**	Asset Purchase Agreement, dated July 22, 2026, by and between Domo, Inc. and Progress Software Corporation	8-K	001-38553	2.1	July 22, 2026
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38553	3.1	July 3, 2023
3.2	Amended and Restated Bylaws	8-K	001-38553	3.1	May 8, 2023
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated July 22, 2026	8-A	001-38553	3.1	July 22, 2026
3.4	Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company, dated July 22, 2026	8-A	001-38553	3.2	July 22, 2026
4.1	Tax Benefits Preservation Plan, dated as of July 22, 2026, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	001-38553	4.1	July 22, 2026
10.1
Forbearance Agreement, dated as of June 12, 2026, by and among Domo, Inc. (Delaware), Domo, Inc. (Utah), the lenders from time to time party to the Amended and Restated Loan and Security Agreement and Lender Joinder, as amended, Wilmington Trust, National Association, as administrative agent, and Obsidian Agency Services, Inc., as collateral agent
						X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1**	Voting and Support Agreement, dated July 22, 2026, by and among Cocolalla, LLC, Joshua G. James and Progress Software Corporation	8-K	001-38553	99.1	July 22, 2026
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

** Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules and exhibits to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMO, INC.

Date: September 3, 2026	By:	/s/ Tod Crane
Tod Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)